Form 10-Q
period 1999-10-01
LANIER WORLDWIDE INC
filed 1999-11-23
CIK 1089786

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 1999.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-15139

LANIER WORLDWIDE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	59-2606737 (I.R.S. Employer Identification No.)

2300 Parklake Drive, Atlanta, Georgia 30345

(Address of Principal Executive Offices)

Registrant’s Telephone Number, including Area Code 770-496-9500

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

     Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ] No [X]

      Number of shares of common stock outstanding as of the close of business on November 18, 1999: 87,851,196

PART I

Item  1.  Financial Statements

LANIER WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 1,	July 2,
	1999	1999

	(Unaudited)	(Audited)

	(In thousands)

ASSETS

Current Assets:

Cash and cash equivalents	$14,855	$18,209

Trade receivables	318,284	348,604

Receivables from Harris	181,790	194,521

Inventories	197,245	166,404

Prepaid expenses	12,924	17,107

Deferred income taxes	55,931	39,276

Total current assets	781,029	784,121

Other Assets:

Rental equipment, less allowance for depreciation ($219,430 at October 1, 1999 and $205,232 at July 2, 1999)	140,173	140,718

Property, plant and equipment, less allowance for depreciation ($79,466 at October 1, 1999 and $76,053 at July 2, 1999)	41,554	42,755

Notes receivables — net	217,224	203,657

Intangibles, less accumulated amortization ($40,870 at October 1, 1999 and $38,610 at July 2, 1999)	124,712	125,504

Other	43,024	40,953

Total other assets	566,687	553,587

Total assets	$1,347,716	$1,337,708

LIABILITIES AND STOCKHOLDER EQUITY

Current Liabilities:

Notes payable	$137,840	$138,011

Trade payables	73,917	86,815

Retirement plan obligations	41,581	38,964

Accrued compensation	33,088	39,066

Accrued interest and sundry taxes	19,453	21,772

Other accrued items	37,115	33,610

Unearned service income	50,301	57,898

Income taxes	19,710	15,460

Long-term debt-current portion	2,098	2,582

Total current liabilities	415,103	434,178

Other Liabilities:

Deferred income taxes	31,937	16,170

Long-term debt	6,583	4,622

Stockholder Equity:
Preferred stock, no par value: authorized 1,000,000 shares, issued — none

Common Stock, $1.00 par value, 1,000,000 shares authorized; issued and outstanding 41,893 shares at October 1, 1999 and July 2, 1999	42	42

Additional paid-in capital	329,679	329,679

Retained earnings	596,274	586,556

Accumulated other comprehensive loss	(31,902)	(33,539)

Total stockholder equity	894,093	882,738

Total liabilities and stockholder equity	$1,347,716	$1,337,708

LANIER WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Quarter Ended

	October 1,	October 2,
	1999	1998

	(Unaudited)	(Unaudited)

	(In thousands)

Revenue:

Product sales and rentals	$168,504	$178,024

Service income	139,124	150,015

Finance income	10,317	9,185

	317,945	337,224

Cost and Expenses:

Cost of product sales and rentals	118,695	115,814

Cost of service	76,890	85,264

Selling and administrative expenses	98,558	110,903

Interest expense	5,589	4,120

Other — net	2,466	15

	302,198	316,116

Income before income taxes	15,747	21,108

Income taxes	6,030	7,607

Net Income	$9,717	$13,501

LANIER WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Quarter Ended

	October 1, 1999	October 2, 1998

	(Unaudited)	(Unaudited)

	(In thousands)

OPERATING ACTIVITIES:

Net income	$9,717	$13,501

Adjustments to Net Income:

Depreciation	25,792	27,484

Amortization	2,261	2,128

Changes in assets and liabilities:

Trade receivables	20,054	(8,898)

Receivables from parent	12,731	805

Inventories	(30,841)	3,027

Prepaid expenses	2,112	(17,391)

Trade payables and accrued liabilities	(15,072)	43,499

Unearned service income	(7,597)	8,961

Income taxes	3,362	3,827

Other	(5,062)	(1,381)

Net cash provided by operating activities	17,457	75,562

INVESTING ACTIVITIES:

Capital expenditures:

Cash paid for acquired business	(200)	(168,288)

Property, plant and equipment	(5,598)	(6,210)

Rental equipment	(19,954)	(11,701)

Net cash used in investing activities	(25,752)	(186,199)

FINANCING ACTIVITIES:

Proceeds from borrowings	4,543	105,958

Payments of borrowings	(2,288)	(4,675)

Net cash provided by financing activities	2,255	101,283

Effect of exchange rates on cash and cash equivalents	2,686	(7,327)

DECREASE IN CASH AND CASH EQUIVALENTS	(3,354)	(16,681)

Cash and cash equivalents at beginning of year	18,209	87,096

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$14,855	$70,415

LANIER WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 1, 1999

Note  A.  Basis of Presentation

      On October 22, 1999, the Board of Directors of Harris Corporation (“Harris”), the then sole stockholder of Lanier Worldwide, Inc. (“Lanier”), declared a pro rata distribution, effective 11:59 p.m., Atlanta time, on November 5, 1999 of one share of Lanier common stock (together with associated preferred stock purchase rights) for each share of Harris common stock held by stockholders of record of Harris at the close of business on November 1, 1999, to effectuate the spin-off (the “Spin-off”) of Lanier as a separate public company. The Lanier shares distributed constituted approximately 90% of the outstanding shares of Lanier common stock after the Spin-off. Harris retained approximately 10% of the outstanding shares of Lanier after the Spin-off.

      The unaudited consolidated financial statements include the accounts of Lanier, including certain subsidiaries partially or wholly owned by Harris, that were transferred to Lanier prior to the Spin-off.

      The consolidated balance sheet as of October 1, 1999, the consolidated statement of income and the consolidated statement of cash flows for the quarter ending October 1, 1999 have not been audited but have been prepared in conformity with the accounting principles applied in the audited consolidated financial statements for the fiscal year ending July 2, 1999 contained in Lanier’s Registration Statement on Form 10, as amended (“Registration Statement”). In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation. This Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes included in the Registration Statement.

Note  B.  Acquisition

      In the first quarter of fiscal year 1999, Lanier acquired the Copying Systems Division of the Agfa-Gevaert Group which is a member of the Bayer Group, Leverkusen, Germany (the “Agfa Acquisition”). The transaction was accounted for as a purchase. The purchase price, which is subject to adjustment, was $168.3 million in cash. The purchase price exceeded the fair value of net assets acquired by approximately $46 million, which is being amortized on a straight-line basis over 20 years. The results of the Agfa Acquisition are included in the accompanying unaudited consolidated financial statements from the date of acquisition.

Note  C.  Long Term Debt

  Retention of Indebtedness of Lanier Subsidiaries

      In connection with the Spin-off, all inter-company accounts payable to Harris were eliminated and forgiven on November 5, 1999. Further, Lanier retained existing indebtedness totaling $146.5 million. Lanier intends to replace approximately half of the retained indebtedness with borrowings under the new credit facility (“Credit Facility”) described below. Under the credit agreement noted below, Lanier has the right to maintain a total of $150 million of debt outside of the Credit Facility.

  Bank Credit Agreement

      On October 20, 1999, Lanier entered into a $900 million Credit Facility with three lead agent banks. The $900 million Credit Facility consists of a $450 million five-year revolver, a $250 million two-year term loan and a $200 million 364-day revolver.

      On November 4, 1999, the credit agreement was amended to add the syndicate of banks. On that day, Lanier drew $590 million of debt, consisting of $250 million from the two-year loan and $340 million from the five-year revolver. Proceeds were used to make a $545 million cash payment to Harris, to pay Harris $22.8 million for the transfer of ownership in two subsidiaries which had $22.8 million of net cash, and for working capital needs.

LANIER WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

      In addition to the $900 million Credit Facility, Lanier has an existing European factoring facility totaling $100 million, which had $22.7 million outstanding as of October 1, 1999.

Note  D.  Accumulated Other Comprehensive Loss

      Accumulated other comprehensive loss relates solely to foreign currency translation adjustments related to the company’s foreign subsidiaries.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED OCTOBER 1, 1999

Overview

      On October 22, 1999, the Board of Directors of Harris Corporation (“Harris”), the then sole stockholder of Lanier Worldwide, Inc. (“Lanier”), declared a pro rata distribution, effective 11:59 p.m., Atlanta time, on November 5, 1999 of one share of Lanier common stock (together with associated preferred stock purchase rights) for each share of Harris common stock held by stockholders of record of Harris at the close of business on November 1, 1999 to effectuate the spin-off (the “Spin-off”) of Lanier as a separate public company. The Lanier shares distributed constituted approximately 90% of the outstanding shares of Lanier common stock after the Spin-off. In addition, Harris retained approximately 10% of the outstanding shares of Lanier after the Spin-off.

      The consolidated balance sheet as of October 1, 1999, the consolidated statement of income and the consolidated statement of cash flows for the quarter ending October 1, 1999 have not been audited but have been prepared in conformity with the accounting principles applied in the audited consolidated financial statements for the fiscal year ending July 2, 1999 contained in Lanier’s Registration Statement on Form 10, as amended (“Registration Statement”). In the opinion of management, this information includes all material adjustments necessary for a fair presentation. This Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes included in the Registration Statement.

Forward-Looking Statements

      This document contains forward-looking statements that reflect Lanier’s current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Lanier may make these statements directly in this document or incorporate such statements into this document by reference to other documents. Lanier may also include statements pertaining to periods following October 1, 1999. You may identify many of these statements by words such as “believes,” “expects,” “anticipates,” “projects,” “estimates,” “should result” or “are expected to,” or similar expressions. Any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements.

      Lanier’s results and the accuracy of the forward-looking statements could be affected by, among other things: general economic conditions in the markets in which Lanier operates; economic developments that have a particularly adverse effect on one or more of the markets Lanier serves; the ability to execute management’s internal operating plans; stability of key markets for office products and document management solutions; fluctuation in foreign currency exchange rates and the effectiveness of currency hedging program; and worldwide demand and product and service pricing for office products and document management solutions. Additional information concerning these risks and uncertainties is contained in the Registration Statement, as filed with the Securities and Exchange Commission. Caution should be taken not to place undue reliance on any forward-looking statements, since such statements speak only as of the date of the making of such statements. Lanier disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

Results of Operations

      Lanier reported lower revenue and earnings for the first quarter of fiscal year 2000 compared to the same quarter of the prior fiscal year, primarily due to pricing and margin pressure resulting from the industry-wide transition from analog to digital products, and the divestitures during the fourth quarter of fiscal 1999 of Lanier’s direct sales operation in France and U.S.-based medical transcription business which contributed approximately $3 million and $6 million in the prior fiscal year, respectively. The company is also experiencing a decline in revenue related to lower page-per-minute copiers and an offsetting increase in revenue from higher segment machines and higher priced multi-function devices. Management believes this trend will continue and as the installed base of digital machines, including multi-function and higher segment products increases, margins will improve.

Revenue

      Revenue declined 5.7% to $317.9 million from $337.2 million in the first quarter of fiscal year 1999.

      Product Sales and Rentals. Product sales and rental revenue decreased 5.3% to $168.5 million compared to $178.0 million in the first quarter of the prior fiscal year. The revenue decline was primarily attributable to the strengthening of the U.S. dollar relative to European currencies of $4.7 million on a constant-rate basis and the divestiture of Lanier’s direct sales operation in France which contributed approximately $3 million of revenue in the prior year. To a lesser extent, pricing pressures associated with the industry transition from analog technology to digital technology and a decrease in unit sales volume contributed to lower product sales and rental revenue.

      Service Income. Service income decreased 7.3% to $139.1 million for the first quarter compared to $150.0 million for the same quarter last year. The medical transcription business divested in the fourth quarter of fiscal 1999 contributed approximately $6 million of service revenue in the first quarter of fiscal 1999 with no comparable amount in the current quarter. The remainder of the decline was primarily attributable to lower litigation services-related revenue at Lanier’s litigation service subsidiary.

      Finance Income. Finance income increased 10.7% to $10.3 million for the first quarter compared to $9.2 million for the prior year’s first quarter due to an increase in product leasing.

      Gross Margin. Gross margin on product sales and rental revenue declined to 29.6% of net sales for the first quarter compared to 34.9% for the prior year’s first quarter. The decline was principally attributable to ongoing price competition on both analog and digital product lines and the strengthening of the Japanese yen compared to the U.S. dollar. Gross margin on services increased to 44.7% compared to 43.2% for the same quarter last year. This increase was primarily related to reduced compensation expenses resulting from restructuring actions completed in fiscal year 1999.

      Selling and Administrative Expenses. Selling and administrative expenses decreased from $110.9 million or 32.9% of total revenue in the prior year to $98.6 million or 31.0% of revenue in the quarter ended October 1, 1999. This decline primarily resulted from management’s ongoing effort to reduce overhead expenses.

      Operating expenses in the first quarter of the prior fiscal year included a management fee allocation of $5.9 million for a pro rata share of Harris’ overhead expenses. In the first quarter of fiscal year 2000, this allocation was reduced to $1.7 million to reflect the level of expense Lanier expects to incur for these services as a stand-alone company.

      Other Income and Expense. Interest expense was related to outstanding debt on the date of the financial statements. Future interest will be significantly higher as a result of the additional debt incurred in the Spin-off. Other expense of $2.5 million for this quarter included a $1.5 million charge for the potential settlement of a two contract disputes.

      Net Income. Net income decreased to $9.7 million in the first quarter compared to $13.5 million in the same quarter of the prior year. The decline was principally attributable to the decline in revenue and gross margins discussed above.

Liquidity and Capital Resources

      Net cash flow provided by operating activities was $17.5 million and $75.6 million in the first quarter of fiscal years 2000 and 1999, respectively. The decrease in the first quarter of fiscal year 2000 operating cash flows was primarily due to increases in inventory levels related to new digital and color copier models as well as increased payments to vendors as compared to the prior year’s first quarter.

      Lanier used $25.8 million and $186.2 million net cash in investing activities during the first quarter of fiscal years 2000 and 1999, respectively. During the prior year’s first quarter, $168.3 million was used for the Agfa Acquisition.

      Cash provided by financing activities was $2.3 million for the first quarter of fiscal 2000 and $101.3 million for the same quarter last year. The prior year’s first quarter reflected financing used for the Agfa Acquisition, net of positive cash flows.

      Lanier has no material commitments other than supply agreements with vendors. Lanier will continue to make additional investments in facilities, equipment and computer equipment to support revenue requirements. Cash flow from operations, together with anticipated borrowing arrangements, is expected to adequately finance operating cash requirements and capital expenditures during this fiscal year. Lanier expects to fund future acquisitions, if any, and long-term growth primarily with cash flows from operations, borrowings under the $900 million credit facility and possible future issuance of equity or debt securities.

      Capital expenditures for property, plant and equipment were $5.6 million for the first quarter of fiscal 2000 compared to $6.2 million for the same quarter last year. For the first quarter, $20.0 million was invested in rental equipment, which is $8.3 million more than the investment in the prior year’s first quarter.

Credit Facility

      Lanier has a $900 million credit facility (“Credit Facility”) with ABN AMRO Bank N.V., as administrative agent, SunTrust Bank, Atlanta, as syndication agent, and Wachovia Bank N.A., as document agent.

      On November 4, 1999 subsequent to the quarter end, $590 million was advanced under the Credit Facility. The advances were used primarily to fund a $545 million cash distribution to Harris, a $22.8 million payment for the transfer of ownership in two subsidiaries which had $22.8 million of net cash and for working capital needs.

      The Credit Facility contains financial covenants. In particular, the Credit Facility contains (i) a covenant regarding maintenance of a leverage ratio, which is defined as total debt divided by EBITDA (earnings before interest, taxes, depreciation and amortization), (ii) an interest coverage covenant, which is defined as EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expense) divided by interest and rental expense and (iii) a minimum net worth covenant. The Credit Facility restricts Lanier’s ability to pay dividends or make other distributions and to redeem, purchase or otherwise acquire shares of its capital stock, and prohibits any such dividend, distribution, redemption, purchase or other acquisition during the existence of a default or event of default thereunder. The Credit Facility contains covenants limiting total acquisitions in any fiscal year to $150 million. This limit increases to $250 million upon repayment of the two-year term loan portion of the Credit Facility and $350 million upon achieving a senior unsecured debt rating of “BBB” or better by Standard & Poor’s Ratings Group or “Baa” or better by Moody’s Investors Services, Inc.

      Additionally, the Credit Facility contains covenants which, among other things, require production of financial statements, notice of material litigation and material governmental and environmental proceedings, compliance with laws and contractual obligations, payment of taxes, maintenance of insurance and Year 2000 compliance and limit the incurrence of additional indebtedness, mergers, consolidations and sales of assets, dividends, stock redemption and the prepayment of other debt, investments and acquisitions, capital expenditures, sales and leaseback transactions and transactions with affiliates. The Credit Facility also contains customary events of default, including payment defaults, inaccuracies of representations and warranties, violation of covenants and cross defaults to other indebtedness.

      The indebtedness under the Credit Facility is guaranteed by Lanier’s domestic and foreign subsidiaries, and will be secured by a pledge of the capital stock of certain subsidiaries. Lanier may also incur additional indebtedness under the Credit Facility from time to time for general corporate purposes, including working capital, capital expenditures and future acquisitions.

Impact of Year 2000

      The Year 2000 statements set forth below are designated as “Year 2000 Readiness Disclosures” pursuant to the Year 2000 Information and Readiness Disclosure Act.

      Certain software and hardware systems are time sensitive. Older time-sensitive systems often use a two-digit dating convention (i.e., “00” rather than “2000”) that could result in system failure and disruption of operations as the Year 2000 approaches. The Year 2000 problem will impact Lanier’s operations, vendors and suppliers, customers, and other third parties that interface with Lanier.

      With regard to the Year 2000 problem, more than 40 project initiatives of varying magnitudes have been identified throughout Lanier’s business operations. These initiatives relate to four basic aspects of the business operations: internal information technology (“IT”) systems, including sales order processing, contract management, financial systems and service management; internal non-IT systems, including office equipment and test equipment products; and material third-party relationships.

      Each project has been assigned a leader and prioritized based on the size of the task and the perceived business risk. Lanier has established a Year 2000 Task Force to manage overall internal readiness and business continuity planning efforts, and have created a web site at www.lanier.com, on which Lanier provides detailed information and updates concerning Year 2000 issues, efforts to address such issues, and the Year 2000 compliance of Lanier’s products and internal systems. Lanier has substantially completed all of its Year 2000 initiatives.

      Internal IT Systems. Lanier has determined its needs to replace or modify several software systems and is in the process of replacing or outsourcing many time-sensitive software systems. Lanier has programs for reprogramming other time-sensitive software and equipment. For example, Lanier has replaced accounts receivable and payable systems and internal purchasing system. Lanier has upgraded its general ledger system to be Year 2000 compliant and has modified its sales order processing system, service system, billing system and contract management system to be Year 2000 compliant. Lanier believes that the required modifications of internal IT systems were substantially complete as of October 31, 1999.

      Internal Non-IT Systems. Lanier believes that a limited number of non-IT systems, such as office equipment and test equipment with date-sensitive software and embedded microprocessors, may be affected. Lanier believes that exposure related to non-IT systems is minimal and that a disruption of any of these systems will not materially inhibit ability to conduct business operations.

      Products. Lanier has initiated formal programs to advise and work with customers to resolve Year 2000 problems. Lanier’s current product offerings are Year 2000 compliant, with limited exceptions. Customers who own older generation products which are not Year 2000 compliant have been notified of the issue and, wherever possible, have been given suggestions for manual overrides of the particular product. However, Lanier believes that it has no material exposure to contingencies related to the Year 2000 issue for the products sold. Lanier has Year 2000 exposure in operating systems and business systems; including engineering, order fulfillment, program management, financial and administrative functions. It is Lanier’s belief that the greatest potential risk from the Year 2000 issue could be its inability to meet commitment dates on delivery of product and has focused the majority of effort and dedicated resources to address this issue. In addition, Lanier believes that a limited number of the non-IT systems, such as office equipment and test equipment with date-sensitive software and embedded microprocessors may be affected, and evaluation and remediation are underway.

      Material Third-Party Relationships. Lanier has also initiated communications with significant suppliers, customers, and other relevant third parties to identify and minimize disruptions to operations and to assist in resolving Year 2000 issues. Lanier has identified 40 key suppliers and performed an in-depth analysis of the product lines provided to Lanier, in order to ensure that such products are Year 2000 compliant. Additionally, Lanier has identified critical parts and components necessary to support existing product lines and is building safety stock of these items prior to the end of the calendar year 1999. However, there can be no certainty that the systems and products of other companies on which Lanier relies will not have an adverse effect on Lanier’s operations.

      The estimated cost for resolving Year 2000 issues was $11.5 million with an approximate remaining balance of $0.5 million planned for fiscal year 2000. These costs were generally not incremental to existing IT budgets; internal resources were re-deployed and timetables for implementation of replacement systems were accelerated. The largest portion of this expenditure was used to replace existing software and hardware. Of the above total, $5.2 million was related to investments in hardware or other capitalizable costs or operating leases which will be amortized in current or future periods. Estimates of the Year 2000-related costs are based on numerous assumptions and there is no certainty that estimates will be achieved and actual costs could be materially greater than anticipated. Specific factors that might cause such differences include, but are not limited to, the continuing availability of personnel trained in this area, the ability to timely identify and correct all relevant computer programs, and similar uncertainties.

      Lanier is working to identify and analyze the most likely worst-case scenarios, any of which could have a material adverse effect on its ability to provide products and services to customers. These possible scenarios include the failure of the water and power supplies, the failure of communications and financial systems, major transportation disruptions, and lack of Year 2000 readiness of third-party vendors and customers. Lanier continues to develop contingency plans to address potential Year 2000 problems relating to the infrastructure and Lanier’s business partners as potential problems are identified. Despite such efforts, an infrastructure problem or combination of the above-mentioned Year 2000 problems not within Lanier’s control could have a material adverse impact on its business and results of operations.

Euro Conversion

      On January 1, 1999, certain member nations of the EMU adopted a common currency, the Euro. For a three-year transition period, both the Euro and individual participants’ currencies will remain in circulation. After January 1, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro affects many financial systems and business applications as the commerce of these nations will be transacted in both the Euro and the existing national currency. For fiscal year 1999, approximately 20.7% of Lanier’s revenues were derived from EMU countries.

      Lanier is currently addressing Euro-related issues and its impact on information systems, currency exchange rate risk, taxation, contracts, competition, and pricing. For fiscal year 1999, Lanier did not experience an adverse impact or material expense related to the adoption of the Euro. All cost associated with the adoption of the Euro has been expensed as incurred. Lanier has completed the Euro-related information systems conversion for all information systems except for the European financial systems. Lanier has implemented the Euro-compliant version of the European financial systems; however, several program inefficiencies remain which can be resolved only by the financial system’s vendor. Management expects that the vendor will correct these inefficiencies so that first customer conversion will occur before November 30, 1999.

Seasonality

      Lanier’s business is somewhat seasonal as a result of its sales incentive programs with the strongest revenue and profit occurring in the second and fourth quarters. The results of operations for any interim quarter are not necessarily indicative of results for a full year.

Item  3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

      Impact of Foreign Exchange. Lanier’s international sales are generally denominated in the currency of the foreign entities, which exposes it to fluctuations in foreign currency exchange rates and to other material risks associated with international operations. Historically, earnings have not been adversely impacted by currency fluctuations. Currency risk associated with foreign investments has been mitigated by liabilities denominated in local functional currencies. In addition, Lanier utilizes exchange rate agreements, which provide limited protection against currency exchange risks. Factors that could impact the effectiveness of the hedging program include volatility of currency markets and the cost and availability of hedging instruments. A ten-percent adverse change in currency exchange rates for foreign currency derivatives held at October 1, 1999 would have an impact of approximately $9 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of foreign denominated assets, liabilities, and firm commitments.

      Historically, gains and losses resulting from currency rate fluctuations have not had a material effect on results of operations. However, Lanier’s risk exposure may increase as international sales increase in volume and geographic distribution. The impact of translating the assets and liabilities of international operations into U.S. dollars is included as a component of stockholder equity.

      Interest Rate Risk. Beginning in the second quarter of fiscal 2000, Lanier plans to use interest rate hedges on a portion of the Credit Facility, in order to manage exposure to interest rate changes from floating rate debt. Based upon the $590 million borrowed in connection with the Credit Facility and Lanier’s interest rate management agreement which effectively fixes the rate of interest on $250 million at 8.5%, the impact of a 1% increase in the interest rate on Lanier’s borrowings under the Credit Facility would result in additional annual interest expense totaling $4.7 million.

PART  II

Item  5.  Other Information

LANIER WORLDWIDE INC.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

Introduction to Unaudited Pro Forma Consolidated Financial Statements

      Lanier was acquired by Harris in 1983 and has no recent operating history as an independent company. The historical unaudited consolidated financial statements contained in this document reflect periods during which we did not operate as an independent company, and certain assumptions were made in preparing such financial statements. Therefore, the historical unaudited consolidated financial statements may not necessarily reflect the consolidated results of operations or financial position that would have existed had Lanier been an independent company.

      The following unaudited pro forma consolidated financial statements make adjustments to the historical consolidated balance sheet at October 1, 1999 as if the Spin-off of Lanier from Harris had occurred on October 1, 1999, and the historical unaudited consolidated income statements for the quarter ended October 1, 1999, as if the Spin-off had occurred on July 2, 1999.

      The unaudited pro forma consolidated financial statements should be read in conjunction with the historical unaudited Consolidated Financial Statements of Lanier and the Notes thereto contained elsewhere in this document and the audited Consolidated Financial Statements contained in Lanier’s Registration Statement. The pro forma consolidated financial information is presented for informational purposes only and may not necessarily reflect the future financial position, results of operations or what the results of operations or financial position would have been had Lanier’s businesses been operated as an independent company for the periods indicated.

LANIER WORLDWIDE, INC. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
October 1, 1999

	Historical	Adjustments		Pro Forma

	(In thousands)

ASSETS

Current Assets:

Cash and cash equivalents	$14,855	$22,772	(C)	$37,627

Trade receivables	318,284			318,284

Receivables from Harris	181,790	(181,790	)(A)

Inventories	197,245			197,245

Prepaid expenses	12,924	9,600	(C)	22,524

Deferred income taxes	55,931			55,931

Total current assets	781,029	(149,418)		631,611

Other Assets:

Rental equipment — net	140,173			140,173

Property, plant and equipment — net	41,554			41,554

Notes receivables — net	217,224			217,224

Intangibles — net	124,712			124,712

Other	43,024			43,024

Total other assets	566,687			566,687

Total assets	$1,347,716	$(149,418)		$1,198,298

LIABILITIES AND STOCKHOLDER EQUITY

Current Liabilities:

Notes payable	$137,840			$137,840

Trade payables	73,917			73,917

Retirement plan obligations	41,581			41,581

Accrued compensation	33,088			33,088

Accrued interest and sundry taxes	19,453			19,453

Other accrued items	37,115			37,115

Unearned service income	50,301			50,301

Income taxes	19,710			19,710

Long-term debt-current portion	2,098			2,098

Total current liabilities	415,103			415,103

Other Liabilities:

Deferred income taxes	31,937			31,937

Long-term debt	6,583	577,986	(C)	584,569

Stockholder Equity:
Preferred stock, no par value: authorized 1,000,000 shares, issued — none

Common Stock, $1.00 par value, 1,000,000 shares authorized; issued and outstanding 41,893 shares	42	837	(D)	879
		(181,790	)(A)
		5,540	(B)
		(545,614	)(C)
		(837	)(D)

Additional paid-in capital	329,679	590,734	(C)	197,712
		(5,540	)(B)

Retained earnings	596,274	(590,734	)(C)

Accumulated comprehensive loss	(31,902)			(31,902)

Total stockholder equity	894,093	(727,404)		166,689

Total liabilities and stockholder equity	$1,347,716	$(149,418)		$1,198,298

Notes to Unaudited Pro Forma Consolidated Balance Sheet

      The following adjustments were made to Lanier’s October 1, 1999 historical consolidated balance sheet to give effect to the Spin-off as if it had occurred on that date:

(A) Forgiveness of intercompany accounts between Harris and Lanier.

(B) Accruals for additional interest expense, elimination of interest income on loans to Harris and the related tax benefit resulting from these expenses.

(C) To reflect additional new indebtedness of Lanier incurred prior to the Spin-off under the Credit Facility for the purpose of the cash payment to Harris. The amount of the cash payment is calculated as follows:

$700,000

Add: Cash retained or assumed	14,855

Less:

Historical debt assumed or retained	146,521

Asset securitization (off balance sheet)	22,720

Cash Payment	$545,614

In addition, arrangement fees of $9,600 paid at Spin-off are reflected as an asset. Further, $22,772 of cash received in the transfer of two subsidiaries is reflected. The total increment to debt shown is calculated as follows:

Cash payment	$545,614

Transfer of subsidiaries	22,772

Bank fees at Spin-off	9,600

Increase in Long-term Debt	$577,986

(D) To reflect additional Lanier shares distributed after giving effect to the Spin-off.

LANIER WORLDWIDE, INC. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME

For the Quarter Ended October 1, 1999

	Historical	Adjustments		Pro Forma

	(In thousands except per share amounts)

Revenue:

Product sales and rentals	$168,504			$168,504

Service income	139,124			139,124

Finance income	10,317			10,317

	$317,945			$317,945

Cost and Expenses:

Cost of product sales and rentals	118,695			118,695

Cost of service	76,890			76,890

Selling and administrative expenses	98,558			98,558

Interest expense	5,589	8,936	(A)	14,525

Other — Net	2,466			2,466

	$302,198	$8,936		311,134

Income before income taxes	15,747	(8,936)		6,811

Income taxes	6,030	(3,396	)(B)	2,634

Net Income:	$9,717	$(5,540)		$4,177

Net income per share				$0.05	(C)

Notes to Unaudited Pro Forma Consolidated Statement of Income

      The following adjustments were made to Lanier’s historical consolidated income statement for the fiscal year ended October 1, 1999.

(A) Adjustment to interest expense to reflect additional long-term debt of Lanier using an annual estimated interest rate of 8.3% assuming $700 million of indebtedness net of cash on October 1, 1999

(B) Adjustment for income tax provision related to pretax adjustments.

(C) Net income per share is computed based on 87,944,746 shares, which represents the number of Lanier shares distributed in the Spin-off.

Item  6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

Exhibit
Number		Description of Exhibits

27.1	—	Financial Data Schedules (for SEC use only)

      (b)  Reports on Form 8-K

      The Registrant was not subject to the Reporting Requirements of the Securities Exchange Act of 1934 during the three-month period ended October 1, 1999 and did not file any reports on Form 8-K during such period.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANIER WORLDWIDE, INC.

By:	/s/ JAMES A. MACLENNAN

James A. MacLennan
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer
of the Registrant)

Dated: November 10, 1999