Form 10-Q
period 1999-12-31
LANIER WORLDWIDE INC
filed 2000-02-08
CIK 1089786

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 1999.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to .

Commission file number 1-15139

LANIER WORLDWIDE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	59-2606737
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2300 Parklake Drive, Atlanta, Georgia	30345
(Address of Principal Executive Offices)	(Zip Code)

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

Yes [X]       No [   ]

      Number of shares of common stock outstanding as of the close of business on February 2, 2000: 83,024,596

Page

Part I

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Part II

Item 5. Other Information

Unaudited Pro Forma Consolidated Statements of Income

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I

Item  1.  Financial Statements.

LANIER WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	July 2,
	1999	1999

	(Unaudited)	(Audited)

	(In thousands)

ASSETS
Current Assets

Cash and cash equivalents	$30,570	$18,209

Trade receivables	301,271	348,604

Receivables from former parent company		194,521

Inventories	178,337	166,404

Prepaid expenses	18,360	17,107

Deferred income taxes	55,468	39,276

Total current assets	584,006	784,121
Other Assets

Rental equipment, less allowance for depreciation ($225,741 at December 31, 1999 and $205,232 at July 2, 1999)	132,547	140,718

Property, plant and equipment, less allowance for depreciation ($81,679 at December 31, 1999 and $76,053 at July 2, 1999)	41,913	42,755

Notes receivables— net	238,192	203,657

Intangibles, less accumulated amortization ($41,968 at December 31, 1999 and $38,610 at July 2, 1999)	122,245	125,504

Other	41,170	40,953

Total other assets	576,067	553,587

Total assets	$1,160,073	$1,337,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities

Notes payable	$79,299	$138,011

Trade payables	58,488	86,815

Retirement plan obligations	43,895	38,964

Accrued compensation	32,137	39,066

Accrued interest and sundry taxes	22,776	21,772

Other accrued items	32,256	33,610

Unearned service income	41,184	57,898

Income taxes	24,604	15,460

Long-term debt current portion	86,768	2,582

Total current liabilities	421,407	434,178
Other Liabilities

Deferred income taxes	17,531	16,170

Long-term debt	562,969	4,622

Stockholders’ Equity:

Preferred Stock, $.01 par value: authorized 25,000,000 shares; none issued

Common Stock, $.01 par value, 500,000,000 shares authorized; issued 87,851,196 shares at December 31, 1999; and $1.00 par value, 1,000,000 shares authorized; issued and outstanding 41,893 shares at July 2, 1999	879	42

Additional paid-in capital	204,368	329,679

Retained earnings	5,702	586,556

Accumulated other comprehensive loss	(35,374)	(33,539)

Treasury stock, at cost, 4,826,600 shares	(17,409)

Total stockholders’ equity	158,166	882,738

Total liabilities and stockholders’ equity	$1,160,073	$1,337,708

LANIER WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter Ended		Six Months Ended

	December 31,	January 1,	December 31,	January 1,
	1999	1999	1999	1999

	(In thousands except per share data)
Revenue

Product sales and rentals	$199,519	$205,262	$368,023	$383,286

Service income	142,345	158,310	281,469	308,325

Finance income	10,824	9,473	21,141	18,658

	352,688	373,045	670,633	710,269
Costs and Expenses

Cost of product sales and rentals	141,002	129,992	259,697	245,806
Cost of service	76,010	87,809	152,900	173,073

Selling and administrative expenses	101,996	107,771	200,554	218,674

Interest expense	13,479	6,425	19,068	10,545

Other — net	1,268	(30)	3,734	(15)

	333,755	331,967	635,953	648,083

Income before income taxes	18,933	41,078	34,680	62,186

Income taxes	7,149	13,997	13,179	21,604

Net Income	$11,784	$27,081	$21,501	$40,582

Weighted average number of shares outstanding	86,756		87,304

Basic earnings per share	$0.14		$0.25

Weighted average number of shares outstanding assuming dilution	87,040		87,588

Diluted earnings per share	$0.14		$0.25

LANIER WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Six Months Ended

	December 31, 1999	January 1, 1999

	(In thousands)

Operating Activities:

Net income	$21,501	$40,582

Adjustments to net income:

Depreciation	52,265	54,359

Amortization	3,358	4,242

Changes in assets and liabilities:

Trade receivables	16,835	22,940

Receivables from parent	41,326	(33,381)

Inventories	(11,932)	28,437

Prepaid expenses	(1,253)	(2,554)

Trade payables and accrued liabilities	(30,675)	65,076

Unearned service income	(16,714)	(770)

Income taxes	9,144	4,197

Other	(10,615)	(4,239)

Net cash provided by operating activities	73,240	178,889

Investing Activities:

Capital expenditures:

Cash paid for acquired businesses	(200)	(168,288)

Property, plant and equipment	(10,102)	(9,584)

Rental equipment	(36,782)	(51,821)

Net cash used in investing activities	(47,084)	(229,693)

Financing Activities:

Proceeds from borrowings	645,502	107,716

Payments to parent	(573,634)

Repurchase of stock	(17,409)

Repayments of borrowings	(68,268)	(76,161)

Net cash (used in) provided by financing activities	(13,809)	31,555

Effect of exchange rates on cash and cash equivalents	14	(1,195)

Increase (Decrease) in Cash and Cash Equivalents	12,361	(20,444)

Cash and cash equivalents at beginning of year	18,209	87,096

Cash and Cash Equivalents at End of Period	$30,570	$66,652

LANIER WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 1999

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

      The consolidated balance sheet as of December 31, 1999, the consolidated statements of income for the quarter and six months ended December 31, 1999 and the consolidated statement of cash flows for the six months ending December 31, 1999 have not been audited but have been prepared in conformity with the accounting principles applied in the audited consolidated financial statements for the fiscal year ending July 2, 1999 contained in Lanier’s Registration Statement on Form 10, as amended (“Registration Statement”). In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation. This Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes included in the Registration Statement.

Note  B.  Acquisition

      In the first quarter of fiscal year 1999, Lanier acquired the Copying Systems Division of the Agfa-Gevaert Group, which is a member of the Bayer Group, Leverkusen, Germany (the “Agfa Acquisition”). The transaction was accounted for as a purchase. The purchase price, which is subject to adjustment, was $168.3 million in cash. The purchase price exceeded the fair value of net assets acquired by approximately $46 million, which is being amortized on a straight-line basis over 20 years. The results of the Agfa Acquisition are included in the accompanying unaudited consolidated financial statements from the date of acquisition.

Note  C.  Long-Term Debt

Retention of Indebtedness of Lanier Subsidiaries

      In connection with the Spin-off, all intercompany accounts payable to Harris were eliminated and forgiven on November 5, 1999. Further, Lanier retained existing indebtedness totaling $146.5 million. During the second quarter of fiscal 2000, Lanier replaced approximately $51 million of the retained indebtedness with borrowings under the Credit Facility described below. Under the credit agreement governing the Credit Facility, Lanier has the right to maintain a total of $150 million of debt outside of the Credit Facility.

Bank Credit Agreement

      On October 20, 1999, Lanier entered into a $900 million credit facility with three lead agent banks (the “Credit Facility”). The $900 million Credit Facility consists of a $450 million five-year revolver, a $250 million two-year term loan and a $200 million 364-day revolver.

      On November 4, 1999, the credit agreement was amended to add a syndicate of eighteen other banks. On that day, Lanier drew $590 million of debt, consisting of $250 million from the two-year loan and $340 million from the five-year revolver. Proceeds were used to make a $545 million cash payment to Harris, to pay Harris

LANIER WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(Continued)

$22.8 million for the transfer of ownership in two subsidiaries which had $22.8 million of net cash, and for working capital needs.

      In addition to the Credit Facility, Lanier has an existing European receivable securitization facility totaling $100 million, under which $22.2 million was outstanding as of December 31, 1999.

Note  D.  Accumulated Other Comprehensive Loss

      Accumulated other comprehensive loss relates solely to foreign currency translation adjustments related to Lanier’s foreign subsidiaries.

Note  E.  Share Repurchase

      On November 30, 1999, Lanier’s Board of Directors authorized the repurchase of up to eight million shares of Lanier common stock (the “Share Repurchase Program”). Shares purchased will be retained as treasury stock and are available for use under Lanier’s stock option plan and for other corporate purposes. Subject to restrictive covenants in Lanier’s credit facilities, the repurchases will be made from time to time at management’s discretion in the open market or in privately negotiated transactions.

      Pursuant to the Share Repurchase Program, in December 1999 Lanier purchased 4.8 million shares of Lanier common stock in open market transactions at a total cost of $17.4 million, or approximately $3.61 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      On October 22, 1999, the Board of Directors of Harris, the then sole stockholder of Lanier, declared a pro rata distribution, effective 11:59 p.m., Atlanta time, on November 5, 1999, of one share of Lanier common stock (together with associated preferred stock purchase rights) for each share of Harris common stock held by stockholders of record of Harris at the close of business on November 1, 1999 to effectuate the spin-off . The Lanier shares distributed constituted approxima tely 90% of the outstanding shares of Lanier common stock after the Spin-off. In addition, Harris retained approximately 10% of the outstanding shares of Lanier after the Spin-off. The consolidated balance sheet as of December 31, 1999, the consolidated statements of income for the second quarter and six-month period ending December 31, 1999, and the consolidated statement of cash flows for the six-month period ending December 31, 1999 have not been audited but have been prepared in con formity with the accounting principles applied in the audited consolidated financial statements for the fiscal year ending July 2, 1999 contained in Lanier’s Registration Statement. In the opinion of management, this information includes all material adjustments necessary for a fair presentation. This Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes included in the Registration Statement.

Forward-Looking Statements

      This document contains forward-looking statements that reflect Lanier’s current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Lanier may make these statements directly in this document or incorporate such statements into this document by reference to other documents. Lanier may also include statements pertaining to periods following December 31, 1999. Many of these statements may be identified by words such as “believes,” “expects,” “plans,” “anticipates,” “projects,” “estimates,” “should result” or “are expected to,” or similar expressions. Any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements.

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

Results of Operations

      Lanier is reporting lower revenue and earnings for both the second quarter and first six months of fiscal 2000 versus comparable periods in the prior fiscal year. Management believes the decline was principally attributable to (i) divestitures during the fourth quarter of fiscal 1999 of Lanier’s direct sales operation in France and its U.S.-based medical transcription business, which contributed a combined $12.8 million and $24.4 million of revenue in the second quarter and six-month period ended January 1, 1999, respectively, (ii) strengthening of the U.S. dollar against European currencies which decreased revenues by $12.4 million and $17.1 million in the second quarter and six-month period ended December 31, 1999, respectively, calculated on a constant-rate basis, and (iii) competitive pricing pressures largely attributable to the industry-wide transition from analog to digital products.

      Gross margin declined to 38.5% for both the second quarter and first six months of fiscal 2000 from 41.6% and 41.0% for comparable periods in the prior fiscal year. Management believes the decline was principally attributable to competitive pressures and, to a lesser extent, the strengthening of the Japanese yen versus the U.S. dollar. Further, management believes margin erosion will likely continue, at least for the duration of the industry transition to digital products, but cannot predict accurately the rate of margin erosion or when, if at all, margins will improve.

Revenue

      Revenue for the second quarter of fiscal 2000 decreased $20.3 million, or 5.4%, to $352.7 million from $373.0 million for the second quarter of fiscal 1999. For the first six months of fiscal 2000, revenue decreased $39.7 million, or 5.6%, to $670.6 million from $710.3 million for the comparable period in fiscal 1999. During calendar year 1999, the U.S. dollar strengthened 14.9% against the Euro, impacting Lanier’s reported revenue for the second quarter and first six months of fiscal 2000 by $12.8 million and $18.4 million, respectively. Net of currency translation effects of a strong U.S. dollar and divestitures in fiscal 1999 of Lanier’s direct sales operations in France and its U.S.-based medical transcription business, second quarter revenue increased $4.9 million or 1.3% over the prior year’s quarter.

      Product Sales and Rentals. Product sales and rentals revenue for the second quarter of fiscal 2000 decreased $5.8 million, or 2.8%, to $199.5 million from $205.3 million for the second quarter of fiscal 1999. For the first six months of fiscal 2000, product sales and rental revenue decreased $15.3 million, or 4.0%, to $368.0 million from $383.3 million for the comparable period in fiscal 1999. Calculated on a constant rate basis, the strengthening of the U.S. dollar versus foreign currencies, primarily European, reduced revenue by $7.4 million and $9.1 million for the second quarter and first six months of fiscal 2000, respectively. Lanier’s divestiture in the fourth quarter of fiscal 1999 of its direct sales operations in France lowered revenue by $3.4 million and $5.7 million for the second quarter and first six months of fiscal 2000, respectively. Net of the foregoing currency translation effect and divestitures, product sales and rentals revenue increased $5.0 million, or 2.4%, for the second quarter of fiscal 2000 and decreased $500,000 or 0.1% for the first six months of fiscal 2000 versus comparable periods in the prior year.

      Service Income. Service income for the second quarter of fiscal 2000 decreased $16.0 million, or 10.1%, to $142.3 million, from $158.3 million for the second quarter of fiscal 1999. For the first six months of fiscal 2000, service income decreased $26.8 million, or 8.7%, to $281.5 million from $308.3 million for the comparable period in fiscal 1999. Lanier’s divestiture in the fourth quarter of fiscal 1999 of its direct sales operations in France and its medical transcription business lowered service income by $2.1 million and $6.3 million, respectively, for the second quarter of fiscal 2000 and $4.6 million and $12.3 million, respectively, for the first six months of fiscal 2000. Calculated on a constant rate basis, the strengthening of the U.S. dollar against foreign currencies, primarily European, reduced revenue by $5.1 million and $7.2 million for the second quarter and first six months of fiscal 2000, respectively. In fiscal 2000, Lanier continued its transition away from servicing and supporting optical storage and microfilm product lines, reducing service income by $600,000 and $1.2 million for the second quarter and first six months of fiscal 2000, respectively, versus comparable periods in the prior fiscal year. Net of the foregoing divestitures, currency translation effect and transition out of optical storage and microfilm service and support, service income decreased $1.9 million, or 1.2%, for the second quarter of fiscal 2000 and $1.5 million, or 0.5%, for the first six months of fiscal 2000, versus the comparable periods in fiscal 1999. Management believes the remainder of the decline was attributable to a combination of the growing market preference for cost-per-copy programs as opposed to prepaid service agreements and pricing pressures associated with the industry transition to digital products.

      Finance Income. For the second quarter of fiscal 2000, finance income increased $1.3 million, or 13.7%, to $10.8 million from $9.5 million for the second quarter of fiscal 1999. For the first six months of fiscal 2000, finance income increased $2.4 million, or 12.8%, to $21.1 million from $18.7 million for the comparable period in fiscal 1999. Management attributed this year’s increases to a higher volume of leased equipment.

      Gross Margin. Presented below is detailed information on gross margin:

				First	First
	Second	Second	Change	Six	Six	Change
	Quarter	Quarter	(Percentage	Months	Months	(Percentage
	F2000	F1999	Points)	F2000	F1999	Points)

Total Gross Margin	38.5%	41.6%	(3.1)	38.5%	41.0%	(2.5)

Product Sales & Rentals Gross Margin	29.3%	36.7%	(7.4)	29.4%	35.9%	(6.5)

Service Gross Margin	46.6%	44.5%	2.1	45.7%	43.8%	1.9

      Total gross margin for the second quarter of fiscal 2000 decreased by $19.5 million, or 12.6%, to $135.7 million from $155.2 million for the second quarter of fiscal 1999. For the second quarter, $2.9 million of this decline was attributable to Lanier’s divestiture of its direct sales operations in France and its medical transcription business, $4.3 million arose from the currency translation effect from the strengthening of the U.S. dollar relative to foreign currencies, primarily European, calculated on a constant rate basis, and $2.4 million was the result of the strengthening of the Japanese yen relative to the U.S. dollar. Management believes the remainder of the decline was principally attributable to ongoing price competition for unit placements.

      Total gross margin for the first six months of fiscal 2000 decreased by $33.4 million, or 11.5%, to $258.0 million from $291.4 million for the comparable period in the prior fiscal year. For the six-month period, $5.1 million of the decrease was attributable to the divestitures discussed above, $6.1 million was due to currency translation effects and $4.8 million reflected the impact of the strengthening of the Japanese yen versus the U.S. dollar Management believes the remainder of the decline was principally attributable to ongoing price competition

      Management believes the decreases in gross margin on product sales and rentals for the second quarter and first six months of fiscal 2000 were principally attributable to ongoing price competition on both analog and digital product lines and the strengthening of the Japanese yen against the U.S. dollar Management believes the increases in gross margin on service for the second quarter and first six months of fiscal 2000 were attributable to margin improvements in Lanier’s facilities management business primarily from internal emphasis on reducing compensation expense related to litigation services offerings initiated in fiscal 1999 and continuing this fiscal year, and to restructuring of the worldwide service organization completed in the second half of fiscal year 1999.

      Selling and Administrative Expenses. Selling and administrative expenses for the second quarter of fiscal 2000 decreased $5.8 million, or 5.4%, to $102.0 million from $107.8 million for the second quarter of fiscal 1999. For the first six months of fiscal 2000, selling and administrative expenses decreased $18.1 million, or 8.3%, to $200.6 million from $218.7 million for the comparable period in the prior year. Management attributed the reduction principally to a restructuring program instituted and completed in fiscal 1999. To a lesser extent, management believes the decrease was attributable to ongoing emphasis on reducing overhead expenses

      Administrative expenses for the second quarter and for the first six months of fiscal 1999 included a management fee allocation of $7.1 million and $13.0 million, respectively, for Lanier’s pro rata share of Harris’ overhead expenses. For the second quarter and first six months of fiscal 2000, this allocation was reduced to $600,000 and $2.3 million, respectively, to reflect the level of expenses management expects to incur as an independent public company in fiscal 2000.

      Other Income and Expense. Interest expense for the second quarter of fiscal 2000 increased $7.1 million, or 110.9%, to $13.5 million from $6.4 million for the second quarter of fiscal 1999. The second quarter included one month of expense as a subsidiary of Harris and two months as a stand-alone company. As a result, interest expense for the quarter would have been approximately $2 million more had Lanier been a stand-alone company for the entire quarter. Other expense for the second quarter and first six months of fiscal 2000 totaled $1.3 million and $3.7 million respectively, compared to negligible income for comparable periods in the prior fiscal year. The year-over-year differences were principally attributable to a $1.5 million charge for the potential settlement of two contract disputes.

      Provision for Income Taxes. Lanier’s effective tax rate for the second quarter and first six months of fiscal 2000 were 37.8% and 38.0%, respectively, versus 34.1% and 34.7% for comparable periods in the prior fiscal year, respectively. This year’s increase in the effective tax rate was primarily attributable to foreign losses for which Lanier was unable to recognize a tax benefit.

      Net Income. Net income for the second quarter of fiscal 2000 decreased $15.3 million, or 56.5%, to $11.8 million from $27.1 million for the second quarter of fiscal 1999. For the first six months of fiscal 2000, net income decreased $19.1 million, or 47.0% to $21.5 million from $40.6 million for the comparable period in the prior year. The decline is principally attributable to declines in revenue and gross margin, as described above, and the additional interest and other expenses incurred as a result of the Spin-off.

      Earnings per Share. For the second quarter of fiscal 2000, basic and diluted earnings per share amounted to 14 cents. This amount was calculated based on 86,756,266 shares, the weighted average number of shares outstanding during the quarter, after giving effect to Lanier’s December 1999 purchase of 4,826,600 shares pursuant to the Share Repurchase Program. The weighted average number of diluted shares included a dilutive effect of 284,011 shares related to stock option and performance share programs.

Liquidity and Capital Resources

      Lanier’s operations are funded by cash provided from operating activities and by financing provided under its $900 million Credit Facility and various other credit facilities. At December 31, 1999, the Credit Facility and various other credit facilities had $644.8 million and $84.2 million outstanding, respectively.

Analysis of Cash Flows

      Net cash provided by operating activities for the first six months of fiscal 2000 decreased $105.7 million to $73.2 million from $178.9 million for the first six months of fiscal 1999. The decrease was primarily attributable to a one-time increase in accounts payable in fiscal 1999 resulting from a change in the mix of vendors as well as a change in negotiated payment terms with certain vendors, which contributed $65.1 million in the prior-year period Further, inventory levels for the first six months of fiscal 1999 declined by $28.4 million.

      For the first six months of fiscal 2000 the following net changes in assets and liabilities impacted operating cash flow: (i) a decrease in trade receivables of $16.8 million primarily due to lower sales; (ii) $41.3 million used to settle intercompany accounts forgiven by Lanier in connection with the Spin-off; (iii) a decrease in payables of $31 million attributable to settling in the current year unusually high prior-year-end balances from trade vendors as a result of backlog of digital products during the fourth quarter of fiscal 1999; (iv) a decline of $16.7 million in unearned service income in connection with the market shift from prepaid service agreements to cost-per-copy programs; and (v) a net source of cash of $9.1 million from net changes in income taxes primarily as a result of the Spin-off.

      Capital expenditures for the first six months of fiscal 2000 were $10.1 million for property, plant and equipment and $36.8 million for rental equipment, compared to $9.6 million and $51.8 million, respectively, for the comparable periods in the prior fiscal year. During the prior year’s first quarter, $168.3 million was used for the Agfa Acquisition.

      Cash used in financing activities in the first six months of fiscal 2000 was $13.8 million, compared to cash provided by financing activities of $31.6 million for the first six months of 1999. The prior-year period reflects net borrowings used for the Agfa Acquisition. Proceeds from borrowings under credit facilities for the first six months of fiscal 2000 totaled $645.5 million. This amount includes net borrowings of $590 million under the Credit Facility to fund $573.6 million of cash payments to Harris in connection with the Spin-off and $17.4 million for share repurchases pursuant to the Share Repurchase Program. The remainder of the borrowings were used to fund working capital requirements. Repayments under credit facilities in the first six months of fiscal 2000 were $68.3 million.

      Lanier plans to implement a debt refinancing program in the first calendar quarter to reduce its cost of borrowing and diversify sources of funding. Management believes this program will include securitizations of domestic trade and lease receivables, the proceeds of which will be used to pay down the $250 million term loan. Following this initial step, if market conditions allow, and to demonstrate a more sensible debt structure, Lanier plans to do a private placement of debt securities of varied maturities with fixed rate features.

      Lanier has no material commitments other than supply agreements with vendors. Lanier will continue to make additional investments in facilities, equipment and computer equipment to support revenue requirements. Cash flow from operations, together with anticipated borrowing arrangements, is expected adequately to finance operating cash requirements and capital expenditures during this fiscal year. Lanier expects to fund future acquisitions, if any, and long-term growth primarily with cash flows from operations, borrowings under the Credit Facility and possible future issuance of equity or debt securities.

Credit Facility

      Lanier has a $900 million Credit Facility with ABN AMRO Bank N.V., as administrative agent, SunTrust Bank, Atlanta, as syndication agent, and Wachovia Bank N.A., as document agent.

      The Credit Facility consists of three tranches: a $200 million 364-day revolving debt facility, a $250 million 2-year term loan and a five-year revolving debt facility. Covenants, restrictions and rates are essentially the same for all three tranches of the Credit Facility.

      At December 31, 1999, Lanier had total borrowings under the Credit Facility of $644.8 million. The maximum amount of $250 million was advanced under the term loan, $394.8 million was advanced under the five-year revolver and there were no borrowings under the 364-day revolver.

      The Credit Facility contains financial covenants. In particular, the Credit Facility contains (i) a covenant regarding maintenance of a leverage ratio, which is defined as total debt divided by EBITDA (earnings before interest, taxes, depreciation and amortization), (ii) an interest coverage covenant, which is defined as EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expense) divided by interest and rental expense and (iii) a minimum net worth covenant. The Credit Facility restricts Lanier’s ability to pay dividends or make other distributions and to redeem, purchase or otherwise acquire shares of its capital stock, and prohibits any such dividend, distribution, redemption, purchase or other acquisition during the existence of a default or event of default thereunder. The Credit Facility contains covenants limiting total acquisitions in any fiscal year to $150 million. This limit increases to $250 million upon repayment of the two-year term loan portion of the Credit Facility and $350 million upon achieving a senior unsecured debt rating of “BBB” or better by Standard & Poor’s Ratings Group or “Baa” or better by Moody’s Investors Service, Inc.

      Additionally, the Credit Facility contains covenants which, among other things, require production of financial statements, notice of material litigation and material governmental and environmental proceedings, compliance with laws and contractual obligations, payment of taxes, maintenance of insurance and Year 2000 compliance and limit the incurrence of additional indebtedness, mergers, consolidations and sales of assets, dividends, prepayment of other debt, investments and acquisitions, capital expenditures, sales and leaseback transactions and transactions with affiliates. Further, the Credit Facility restricts the cumulative dollar amount of share repurchases and dividends to 25% of the prior fiscal year’s net income. The Credit Facility also contains customary events of default, including payment defaults, inaccuracies of representations and warranties, violation of covenants and cross defaults to other indebtedness.

      Indebtedness under the Credit Facility is guaranteed by Lanier’s domestic and foreign subsidiaries, and will be secured by a pledge of the capital stock of certain subsidiaries. Lanier may also incur additional indebtedness under the Credit Facility from time to time for general corporate purposes, including working capital, capital expenditures and future acquisitions.

Year 2000

      Lanier previously recognized the material nature of the business issues surrounding computer processing of dates into and beyond the Year 2000 and began taking corrective action. Lanier’s efforts were focused on three basic aspects of its business operations: internal information technology (“IT”) systems, including sales order processing, contract management, financial systems and service management; internal non-IT systems, including office equipment and test equipment products; and material third-party relationships. Management believes Lanier has completed all of the activities within its control to ensure that Lanier’s systems are Year 2000 compliant, and Lanier has experienced no interruptions to normal operations due to the start of the Year 2000.

      Year 2000 readiness costs were $11.5 million, approximately $500,000 of which were incurred in the current fiscal year. These costs were funded by cash from operations and generally were not incremental to existing IT budgets Internal resources were re-deployed and timetables for implementation of replacement systems were accelerated. Lanier does not currently expect to apply any further funds to address Year 2000 issues.

      As of the date of this filing, Lanier has not experienced any material disruptions of its internal computer systems or software applications, and has not experienced any problems with the computer systems or software applications of its third party vendors, suppliers or service providers. Management will continue to monitor these third parties to determine the impact, if any, on Lanier’s business and the actions to take, if any, in the event of non-compliance by any of these third parties. Based upon an assessment of compliance by third parties, there appears to be no material business risk posed by any such non-compliance. Moreover, Lanier generally believes that the vendors that supply products to Lanier for resale are responsible for the products’ Year 2000 functionality.

      Although the Year 2000 rollover did not present any material business disruption, there are some remaining Year 2000-related risks, including risks due to the fact that the Year 2000 is a leap year. These risks include potential product supply issues and other non-operational issues. Management believes that appropriate action has been taken to address these remaining Year 2000 issues and contingency plans are in place to minimize any financial impact to Lanier Management, however, cannot be certain that Year 2000 issues will not have a material adverse impact on Lanier, since the evaluation process is not yet complete and it is early in the Year 2000.

Euro Conversion

      On January 1, 1999, certain member nations of the EMU adopted a common currency, the Euro. For a three-year transition period, both the Euro and individual participants’ currencies will remain in circulation. After January 1, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro affects many financial systems and business applications as the commerce of these nations will be transacted in both the Euro and the existing national currency. Approximately 19% of Lanier’s revenue for the first six months of fiscal 2000 were derived from EMU countries. For fiscal 1999, Lanier derived 20.7% of its revenue from EMU countries.

      Lanier is currently addressing Euro-related issues and its impact on information systems, currency exchange rate risk, taxation, contracts, competition, and pricing. To date Lanier has not experienced an adverse impact or material expense related to the adoption of the Euro. All costs associated with the adoption of the Euro have been expensed as incurred. Lanier has completed the Euro-related information systems conversion for all information systems except for the European financial systems. Lanier has implemented the Euro-compliant version of the European financial systems; however, several manual billing processes remain which are on track to be fully automated by the second quarter of fiscal year 2001.

Seasonality

      Lanier’s business is somewhat seasonal as a result of its sales incentive programs with the strongest revenue and profit occurring in the second and fourth quarters. The results of operations for any interim quarter are not necessarily indicative of results for a full year.

Item  3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

      Impact of Foreign Exchange. Lanier’s international sales are generally denominated in the currency of the foreign entities, which exposes Lanier to fluctuations in foreign currency exchange rates and to other material risks associated with international operations. Historically, earnings have not been adversely impacted by currency fluctuations. Currency risk associated with foreign investments has been mitigated by liabilities denominated in local functional currencies. In addition, Lanier utilizes exchange rate agreements, which provide limited protection against currency exchange risks. Factors that could impact the effectiveness of the hedging program include volatility of currency markets and the cost and availability of hedging instruments. A ten-percent adverse change in currency exchange rates for foreign currency derivatives held at December 31, 1999 would have an impact of approximately $5.3 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of foreign denominated assets, liabilities, and firm commitments.

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

      Interest Rate Risk. Lanier uses interest rate swap agreements to hedge its exposure to the change in interest rates on floating rate debt. Under these swaps, Lanier pays fixed interest rate percentage and receives floating interest rate percentage. A ten basis point adverse change in interest rates would have an impact of approximately $200,000 on the fair value of interest rate swaps which Lanier was a party to as of December 31, 1999.

PART  II

Item  5.  Other Information.

LANIER WORLDWIDE, INC.

UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF INCOME

Introduction to Unaudited Pro Forma Consolidated Statements of Income

      Lanier was acquired by Harris in 1983. The Spin-off was completed on November 5, 1999. Accordingly, Lanier has an operating history as an independent company for approximately two months. The historical unaudited consolidated statements of income contained in this Form 10-Q reflect periods during which we did not operate as an independent company, and certain assumptions were made in preparing the statements of income. Therefore, the historical unaudited consolidated statements of income may not necessarily reflect the consolidated results of operations that would have existed had Lanier been an independent company.

      The following unaudited pro forma consolidated statements of income make adjustments to the historical unaudited consolidated statements of income for the quarter and six months ended December 31, 1999, as if the Spin-off had occurred on July 2, 1999.

      The unaudited pro forma consolidated statements of income should be read in conjunction with the historical unaudited Consolidated Financial Statements of Lanier and the Notes thereto contained elsewhere in this Form 10-Q and the audited Consolidated Financial Statements contained in Lanier’s Registration Statement. The pro forma consolidated statements of income are presented for informational purposes only and may not necessarily reflect the results of operations or what the results of operations would have been had Lanier operated as an independent company for the periods indicated.

LANIER WORLDWIDE, INC. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME

For the Quarter Ended December 31, 1999

	Historical	Adjustments		Pro Forma

	(In thousands except per share amounts)
Revenue

Product sales and rentals	$199,519			$199,519

Service income	142,345			142,345

Finance income	10,824			10,824

	$352,688			$352,688
Cost and Expenses

Cost of product sales and rentals	141,002			141,002

Cost of service	76,010			76,010

Selling and administrative expenses	101,996			101,996

Interest	13,480	3,472	(A)	16,952

Other — Net	1,267			1,267

	$333,755	$3,472		$337,227

Income before income tax	18,933	(3,472)		15,461

Income taxes	7,149	(1,319	)(B)	5,830

Net Income	$11,784	$(2,152)		$9,631

Basic earnings per share	$0.14	$(0.03)		$0.11	(C)

Diluted earnings per share	$0.14	$(0.03)		$0.11	(D)

Notes to Unaudited Pro Forma Consolidated Statement of Income

      The following adjustments were made to Lanier’s historical consolidated income statement for the quarter ended December 31, 1999:

(A)	Adjustment to interest expense to reflect additional long-term debt of Lanier using an annual estimated interest rate of 8.3% assuming $700 million of indebtedness net of cash for the period October 2, 1999 to November 5, 1999, the Spin-off date.

(B)	Adjustment for income tax provision related to pretax adjustments.

(C)	Basic earnings per share is computed based on 86,756,266 shares, which represents the weighted average number of Lanier shares outstanding for the quarter ended December 31, 1999 giving effect to Lanier’s repurchase of 4.8 million shares in December 1999 pursuant to its Share Repurchase Program.

(D)	Diluted earnings per share is computed based on 87,040,277 shares, which represents the weighted average number of diluted shares for the quarter ended December 31, 1999.

LANIER WORLDWIDE, INC. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME

For the Six Months Ended December 31, 1999

	Historical	Adjustments		Pro Forma

	(In thousands except per share amounts)
Revenue

Product sales and rentals	$368,023			$368,023

Service income	281,469			281,469

Finance income	21,141			21,141

	$670,633			$670,633
Cost and Expenses

Cost of product sales and rentals	259,697			259,697

Cost of service	152,900			152,900

Selling and administrative expenses	200,554			200,554

Interest	19,068	12,408	(A)	31,476

Other — Net	3,734			3,734

	$635,953	$12,408		$648,361

Income before income tax	34,680	(12,408)		22,272

Income taxes	13,179	(4,715	)(B)	8,464

Net Income	$21,501	$(7,693)		$13,808

Basic earnings per share	$0.25	$(0.09)		$0.16	(C)

Diluted earnings per share	$0.25	$(0.09)		$0.16	(D)

Notes to Unaudited Pro Forma Consolidated Statement of Income

      The following adjustments were made to Lanier’s historical consolidated income statement for the six months ended December 31, 1999:

(A)	Adjustment to interest expense to reflect additional long-term debt of Lanier using an annual estimated interest rate of 8.3% assuming $700 million of indebtedness net of cash for the period July 3, 1999 to November 5, 1999, the Spin-off date.

(B)	Adjustment for income tax provision related to pretax adjustments.

(C)	Basic earnings per share is computed based on 87,303,731 shares, which represents the weighted average number of Lanier shares outstanding for the six months ended December 31, 1999 giving effect to Lanier’s repurchase of 4.8 million shares in December 1999 pursuant to its Share Repurchase Program.

(D)	Diluted earnings per share is computed based on 87,587,742 shares, which represents the weighted average number of diluted shares for the six months ended December 31, 1999.

ITEM  6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

Exhibit
Number		Description of Exhibits

3.1	—	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant on November 12, 1999).
3.2	—	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Form 8-K filed by the Registrant on November 12, 1999).
4.1	—	Stockholder Protection Rights Agreement, dated November 5, 1999, between the Registrant and ChaseMellon Shareholder Services, LLC (incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant on November 12, 1999).
10.1	—	Lanier Worldwide, Inc. Performance Share Award Agreement Terms and Conditions, and Schedule thereto.
10.2	—	Lanier Worldwide, Inc. Save to Accumulate Retirement $(STAR$) Plan, as amended and restated December 1, 1999.
10.3	—	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form 10 (File No. 1-15139)), and Schedule thereto.
10.4	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form 10 (File No. 1-15139)), and Schedule thereto.
27.1	—	Financial Data Schedules (For SEC use only).

      (b)  Reports on Form 8-K

      The Registrant filed a Form 8-K on November 12, 1999 reporting the distribution of the stock dividend by Harris Corporation on November 8, 1999 of approximately 90% of the Registrant’s issued and outstanding Common Stock to the shareholders of Harris Corporation.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANIER WORLDWIDE, INC.

Dated: February 8, 2000	By: /s/ James A. MacLennan

James A. MacLennan
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer of the Registrant)