Form 10-Q
period 2000-03-31
LANIER WORLDWIDE INC
filed 2000-05-11
CIK 1089786

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to______________.

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

Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Number of shares of common stock outstanding as of the close of business on April 28, 2000: 83,024,596

PART I

Item 1. Financial Statements.

LANIER WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	July 2,
	2000	1999
	(Unaudited)	(Audited)

	(In thousands)
ASSETS

Current Assets

Cash and cash equivalents	$10,318	$18,209

Trade receivables	307,270	348,604

Receivables from former parent company		194,521

Inventories	163,744	166,404

Prepaid expenses	18,169	17,107

Deferred income taxes	61,440	39,276

Total current assets	560,941	784,121

Other Assets

Rental equipment, less allowance for depreciation ($213,597 at March 31, 2000 and $205,232 at July 2, 1999)	129,989	140,718

Property, plant and equipment, less allowance for depreciation ($81,313 at March 31, 2000 and $76,053 at July 2, 1999)	41,938	42,755

Notes receivable — net	218,078	203,657

Intangibles, less accumulated amortization ($43,636 at March 31, 2000 and $38,610 at July 2, 1999)	116,556	125,504

Other	36,586	40,953

Total other assets	543,147	553,587

Total assets	$1,104,088	$1,337,708

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Notes payable	$58,643	$138,011

Trade payables	57,215	86,815

Retirement plan obligations	43,913	38,964

Accrued compensation	30,441	39,066

Accrued interest and sundry taxes	19,878	21,772

Other accrued items	29,023	33,610

Unearned service income	55,407	57,898

Income taxes		15,460

Long-term debt current portion	58,653	2,582

Total current liabilities	353,173	434,178

Other Liabilities

Deferred income taxes	34,604	16,170

Long-term debt	560,574	4,622

Stockholders’ Equity:

Preferred Stock, $.01 par value: authorized 25,000,000 shares; none issued Common Stock, $.01 par value, 500,000,000 shares authorized; issued 87,851,196 shares at March 31, 2000; and $1.00 par value, 1,000,000 shares authorized; issued and outstanding 41,893 shares at July 2, 1999	879	42

Additional paid-in capital	202,313	329,679

Retained earnings	7,809	586,556

Accumulated other comprehensive loss	(37,855)	(33,539)

Treasury stocks	(17,409)

Total stockholders’ equity	155,737	882,738

Total liabilities and stockholders’ equity	$1,104,088	$1,337,708

LANIER WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter Ended		Nine Months Ended

	March 31, 2000	April 2, 1999	March 31, 2000	April 2, 1999

	(In thousands except per share data)
Revenue

Product sales and rentals	$172,310	$199,225	$540,333	$582,511

Service income	136,805	157,653	418,274	465,978

Finance income	10,784	9,565	31,925	28,223

	319,899	366,443	990,532	1,076,712

Costs and Expenses

Cost of product sales and rentals	127,778	136,121	387,475	381,927

Cost of service	79,481	89,112	232,381	262,185

Selling and administrative expenses	91,051	107,941	291,605	326,615

Interest expense	14,926	6,597	33,995	17,142

Other — net	6,579	1,641	10,312	1,626

	319,815	341,412	955,768	989,495

Income before income taxes	84	25,031	34,764	87,217

Income taxes	32	9,447	13,211	31,051

Net Income	$52	$15,584	$21,553	$56,166

Weighted average number of shares outstanding	83,025		85,877

Basic earnings per share	$0.00		$0.25

Weighted average number of shares outstanding assuming dilution	83,356		86,202

Diluted earnings per share	$0.00		$0.25

LANIER WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Nine Months Ended

	March 31, 2000	April 2, 1999

	(In thousands)
OPERATING ACTIVITIES:

Net income	$21,553	$56,166

Adjustments to net income:

Depreciation	75,781	90,505

Amortization	5,089	6,341

Non-current deferred income taxes	18,434	(22,400)

Changes in assets and liabilities:

Trade receivables	37,114	26,871

Receivables from parent	41,326	(82,604)

Inventories	2,660	40,961

Prepaid expenses	(1,062)	(13,251)

Trade payables and accrued liabilities	(35,170)	11,956

Unearned service income	(2,491)	(32,851)

Income taxes	(37,624)	27,404

Other	(9,426)	(1,490)

Net cash provided by operating activities	116,184	107,608

INVESTING ACTIVITIES:

Capital expenditures:

Divestitures and acquisition	716	(171,117)

Property, plant and equipment	(14,921)	(20,144)

Rental equipment	(59,573)	(53,535)

Net cash used in investing activities	(73,778)	(244,796)

FINANCING ACTIVITIES:

Proceeds from borrowings	737,544	222,145

Payments to parent	(573,634)

Repurchase of stock	(17,409)

Repayments of borrowings	(193,463)	(106,738)

Net cash (used in) provided by financing activities	(46,962)	115,407

Effect of exchange rates on cash and cash equivalents	(3,335)	5,828

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,891)	(15,953)

Cash and cash equivalents at beginning of year	18,209	87,096

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,318	$71,143

LANIER WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2000

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

      The unaudited consolidated financial statements include the accounts of Lanier, and certain subsidiaries partially or wholly owned by Harris, that were transferred to Lanier prior to the Spin-off.

      The consolidated balance sheet as of March 31, 2000, the consolidated statements of income for the quarter and nine months ended March 31, 2000 and the consolidated statement of cash flows for the nine months ended March 31, 2000 have not been audited but have been prepared in conformity with the accounting principles applied in the audited consolidated financial statements for the fiscal year ended July 2, 1999 contained in Lanier’s Registration Statement on Form 10, as amended (“Registration Statement”). In the opinion of management, the financial statements include all material adjustments necessary for a fair presentation. This Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes included in the Registration Statement.

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

LANIER WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Under the credit agreement governing the Credit Facility, Lanier has the right to maintain a total of $150 million of debt outside of the Credit Facility, of which $63.0 million was outstanding as of March 31, 2000. Additionally, Lanier has the right to securitize $100 million of European receivables under the facility noted below as well as the right to securitize $250 million of domestic trade and lease receivables. The proceeds of a domestic receivable securitization must be used to pay down the $250 million term loan.

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

      In addition to the Credit Facility, Lanier has an existing European receivable securitization facility totaling $100 million, under which $23.8 million was outstanding as of March 31, 2000.

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

Item  2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The consolidated balance sheet as of March 31, 2000, the consolidated statements of income for the third quarter and nine-month period ended March 31, 2000, and the consolidated statement of cash flows for the nine-month period ended March 31, 2000 have not been audited but have been prepared in conformity with the accounting principles applied in the audited consolidated financial statements for the fiscal year ended July 2, 1999 contained in Lanier’s Registration Statement. In the opinion of management, this information includes all material adjustments necessary for a fair presentation. This Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes included in the Registration Statement.

Forward-Looking Statements

      This document contains forward-looking statements that reflect Lanier’s current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Lanier may make these statements directly in this document or incorporate such statements into this document by reference to other documents. Lanier may also include statements pertaining to periods following March 31, 2000. Many of these statements may be identified by words such as “believes,” “expects,” “plans,” “anticipates,” “projects,” “estimates,” “should result” or “are expected to,” or similar expressions. Any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements.

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

Results of Operations

      Lanier is reporting lower revenue and earnings for both the third quarter and first nine months of fiscal 2000 versus comparable periods in the prior fiscal year. Management believes the decline was principally attributable to: (i) competitive pricing pressures largely attributable to the industry-wide transition from analog to digital products; (ii) a reduction in service revenue primarily related to a decline in unit population within the core business; (iii) divestitures during the fourth quarter of fiscal 1999 of Lanier’s direct sales operation in France and its U.S.-based medical transcription business, which contributed a combined $10.9 million and $33.4 million of revenue for the third quarter and nine-month period ended April 2, 1999, respectively; and (iv) strengthening of the U.S. dollar against foreign currencies, primarily European, which decreased revenues by $10.6 million and $27.7 million in the third quarter and nine-month period ended March 31, 2000, respectively, calculated on a constant-rate basis.

      Gross margin declined to 35.2% for the third quarter and 37.4% for the first nine months of fiscal 2000 from 38.5% and 40.2%, respectively, for the comparable periods in the prior fiscal year. Management believes the decline was principally attributable to competitive pressures which have impacted both product and service margins and, to a lesser extent, the strengthening of the Japanese yen versus the U.S. dollar. Further, management believes margin erosion will likely continue, at least for the duration of the industry transition to digital products, but cannot predict accurately the rate of margin erosion or when, if at all, margins will improve.

Revenue

      Revenue for the third quarter of fiscal 2000 decreased $46.5 million, or 12.7%, to $319.9 million from $366.4 million for the third quarter of fiscal 1999. For the first nine months of fiscal 2000, revenue decreased $86.2 million, or 8.0%, to $990.5 million from $1,076.7 million for the comparable period in fiscal 1999. During the twelve months ended March 31, 2000, the U.S. dollar strengthened 11.0% against the Euro, which decreased Lanier’s reported revenue for the third quarter and first nine months of fiscal 2000 by $10.8 million and $29.0 million, respectively. Net of the currency translation effect of a strong U.S. dollar and the divestitures in fiscal 1999 of Lanier’s direct sales operations in France and its U.S.-based medical transcription business, third quarter revenue decreased $25.0 million or 6.8% from the prior year’s quarter. Management believes recurring revenues consisting of service and supplies were adversely impacted by a decline in the unit population within the core business as well as copiers losing page output to printers.

      Product Sales and Rentals. Product sales and rentals revenue for the third quarter of fiscal 2000 decreased $26.9 million, or 13.5%, to $172.3 million from $199.2 million for the third quarter of fiscal 1999. For the first nine months of fiscal 2000, product sales and rentals revenue decreased $42.2 million, or 7.2%, to $540.3 million from $582.5 million for the comparable period in fiscal 1999. Calculated on a constant rate basis, the strengthening of the U.S. dollar versus foreign currencies, primarily European, reduced revenue by $6.2 million and $16.1 million for the third quarter and first nine months of fiscal 2000, respectively. Lanier’s divestiture in the fourth quarter of fiscal 1999 of its direct sales operations in France lowered revenue by $1.8 million and $6.9 million for the third quarter and first nine months of fiscal 2000, respectively. Net of the foregoing currency translation effect and divestitures, product sales and rentals revenue decreased $18.9 million, or 9.5% for the third quarter of fiscal 2000 and decreased $19.2 million, or 3.3%, for the first nine months of fiscal 2000 versus comparable periods in the prior year. Management believes increased discounting as competitors attempt to maintain or increase their installed base and a greater market presence from manufacturers are the primary contributors to this decline.

      Service Income. Service income for the third quarter of fiscal 2000 decreased $20.9 million, or 13.2%, to $136.8 million, from $157.7 million for the third quarter of fiscal 1999. For the first nine months of fiscal 2000, service income decreased $47.7 million, or 10.2%, to $418.3 million from $466.0 million for the comparable period in fiscal 1999. Lanier’s divestiture in the fourth quarter of fiscal 1999 of its direct sales operations in France and its medical transcription business lowered service income by $2.6 million and $6.5 million, respectively, for the third quarter of fiscal 2000 and $7.8 million and $18.8 million, respectively, for the first nine months of fiscal 2000. Calculated on a constant rate basis, the strengthening of the U.S. dollar against foreign currencies, primarily European, reduced revenue by $4.4 million and $11.6 million for the third quarter and first nine months of fiscal 2000, respectively. Net of the foregoing divestitures and currency translation effect, service income decreased $7.4 million, or 4.7%, for the third quarter of fiscal 2000 and $9.5 million, or 2.0%, for the first nine months of fiscal 2000, versus the comparable periods in fiscal 1999. Management believes the remainder of the decline was attributable to a combination of copiers losing page output to printers, pricing pressures associated with the industry transition to digital products and a lower machine population.

      Finance Income. For the third quarter of fiscal 2000, finance income increased $1.2 million, or 12.5%, to $10.8 million from $9.6 million for the third quarter of fiscal 1999. For the first nine months of fiscal 2000, finance income increased $3.7 million, or 13.1%, to $31.9 million from $28.2 million for the comparable period in fiscal 1999. Management attributed this year’s increase to the company’s continued emphasis of sales-type lease arrangements over operating lease programs.

      Gross Margin. Presented below is detailed information on gross margin:

				First	First
	Third	Third	Change	Nine	Nine	Change
	Quarter	Quarter	(Percentage	Months	Months	(Percentage
	F2000	F1999	Points)	F2000	F1999	Points)

Total Gross Margin	35.2%	38.5%	(3.3)	37.4%	40.2%	(2.8)

Product Sales & Rentals Gross Margin	25.8%	31.7%	(5.9)	28.3%	34.4%	(6.1)

Service Gross Margin	41.9%	43.5%	(1.6)	44.4%	43.7%	0.7

      Total gross margin for the third quarter of fiscal 2000 decreased by $28.6 million, or 20.2%, to $112.6 million from $141.2 million for the third quarter of fiscal 1999. For the third quarter, $2.8 million of this decline was attributable to Lanier’s divestiture of its direct sales operations in France and its medical transcription business, $3.4 million arose from the currency translation effect from the strengthening of the U.S. dollar relative to foreign currencies, primarily European, calculated on a constant rate basis, and $2.4 million was the result of the strengthening of the Japanese yen relative to the U.S. dollar and Euro currencies. Management believes the remainder of the decline was principally attributable to ongoing price competition for unit placements.

      Total gross margin for the first nine months of fiscal 2000 decreased by $61.9 million, or 14.3%, to $370.7 million from $432.6 million for the comparable period in the prior fiscal year. For the nine-month period, $7.8 million of the decrease was attributable to the divestitures discussed above, $9.1 million was due to currency translation effects and $7.7 million reflected the impact of the strengthening of the Japanese yen versus the U.S. dollar and Euro currencies. Management believes the remainder of the decline was principally attributable to ongoing price competition and a related decline in unit population.

      Management believes the decreases in gross margin on product sales and rentals for the third quarter and first nine months of fiscal 2000 were principally attributable to ongoing price competition on both analog and digital product lines and the strengthening of the Japanese yen against the U.S. dollar and Euro currencies. Management believes the decrease in gross margin on service for the third quarter was primarily related to: (i) billing system conversion problems within the European countries; (ii) lower copy volume on cost per copy billing programs; (iii) continued competitive pricing pressures; and (iv) lower overall unit populations. Management believes the margin increase on service for the first nine months of fiscal 2000, was attributable to margin improvements in Lanier’s facilities management business and to restructuring of the worldwide service organization completed in the second half of fiscal year 1999 offset by the third quarter impacts outlined above.

      Selling and Administrative Expenses. Selling and administrative expenses for the third quarter of fiscal 2000 decreased $16.9 million, or 15.7%, to $91.0 million from $107.9 million for the third quarter of fiscal 1999. For the first nine months of fiscal 2000, selling and administrative expenses decreased $35.0 million, or 10.7%, to $291.6 million from $326.6 million for the comparable period in the prior year. Management attributed the reduction to the restructuring program instituted and completed in fiscal 1999, and lower payments under the company’s bonus and profit sharing plans.

      Administrative expenses for the third quarter and for the first nine months of fiscal 1999 included a management fee allocation of $6.0 million and $19.0 million, respectively, for Lanier’s pro rata share of Harris’ overhead expenses. For the first four months of fiscal 2000, this allocation was reduced to $2.3 million, to reflect the level of expenses management expects to incur as an independent public company in fiscal 2000.

      Interest Expense and Other. Interest expense for the third quarter of fiscal 2000 increased $8.3 million, to $14.9 million from $6.6 million for the third quarter of fiscal 1999. Other expense for the third quarter and first nine months of fiscal 2000 totaled $6.6 million and $10.3 million, respectively, compared to $1.6 million for both comparable periods in the prior fiscal year. Differences were principally attributable to interest income and currency gains on loans to Harris entities in fiscal year 1999 which were forgiven as part of the Spin-off.

      Provision for Income Taxes. Lanier’s effective tax rate for the third quarter and first nine months of fiscal 2000 were 38.1% and 37.9%, respectively, versus 37.6% and 35.7% for comparable periods in the prior fiscal year, respectively. This year’s increase in the effective tax rate was primarily attributable to foreign losses for which Lanier was unable to recognize a tax benefit.

      Net Income. Net income for the third quarter of fiscal 2000 decreased to $52,000 from $15,584,000 for the third quarter of fiscal 1999. For the first nine months of fiscal 2000, net income decreased $34.6 million, or 61.6%, to $21.6 million from $56.2 million for the comparable period in the prior year. The decline is principally attributable to declines in revenue and gross margin, as described above, and the additional interest and other expenses incurred as a result of the Spin-off.

      Earnings per Share. For the third quarter of fiscal 2000, basic and diluted earnings per share amounted to 0 cents. This amount was calculated based on 83,024,596 shares, the weighted average number of shares outstanding during the quarter, after giving effect to Lanier’s December 1999 purchase of 4,826,600 shares pursuant to the Share Repurchase Program. The weighted average number of diluted shares included a dilutive effect of 331,455 shares related to stock option and performance share programs.

Subsequent Events

      Subsequent to quarter end, Lanier announced a worldwide restructuring program intended to improve its competitive position and lower its overall cost structure. In connection with this program, Lanier announced its intent to record a $25 – $30 million pre-tax provision in the fourth quarter. This restructuring charge will be used primarily for severance costs and the costs of closing facilities and Lanier expects the elimination of 400 – 500 jobs worldwide, including currently open positions.

      After a strategic review of operations, Lanier has announced its intention to sell its voice products (dictation) business. The Robinson-Humphrey Company, LLC, an investment banking firm, has been retained to assist with the sale of the business.

Liquidity and Capital Resources

      Lanier’s operations are funded by cash provided from operating activities and by financing provided under its $900 million Credit Facility and various other credit facilities. As of March 31, 2000, the Credit Facility and various other credit facilities had $614.9 million and $63.0 million outstanding, respectively. On April 10, 2000, Lanier paid $44 million of the $250 million term loan, reducing the total balance available under the Credit Facility to $856 million. The payment was funded by Lanier’s $50 million trade receivable securitization facility, of which $42.5 million was drawn on April 10, 2000. Given current conditions and pricing indicated, Lanier plans to enter into a $200 million domestic lease receivable securitization facility in the fourth quarter, the proceeds of which will be used to pay down the term loan. It is the company’s intention to completely pay down the term loan before November 5, 2000. Once the term loan is repaid, Lanier will have a $650 million Credit Facility, a $50 million trade receivable securitization facility, a $200 million lease receivable securitization facility and various other credit facilities.

Analysis of Cash Flows

      Net cash provided by operating activities for the first nine months of fiscal 2000 increased $9.0 million to $116.6 million from $107.6 million for the first nine months of fiscal 1999. The increase was offset by a one-time increase in accounts payable in fiscal 1999 resulting from a change in the mix of vendors as well as a change in negotiated payment terms with certain vendors, which contributed $12.0 million in the prior-year period. Further, inventory levels for the first nine months of fiscal 1999 declined by $41.0 million.

      For the first nine months of fiscal 2000, the following net changes in assets and liabilities impacted operating cash flow: (i) a decrease in trade receivables of $37.1 million primarily due to lower sales; (ii) $41.3 million used to settle intercompany accounts forgiven by Lanier in connection with the Spin-off; (iii) a decrease in payables of $35.2 million attributable to settling in the current fiscal year unusually high prior-year-end balances from trade vendors as a result of backlog of digital products during the fourth quarter of fiscal 1999; and (iv) a net use of cash of $19.2 million from net changes in income taxes primarily as a result of the Spin-off.

      Capital expenditures for the first nine months of fiscal 2000 were $14.9 million for property, plant and equipment and $59.6 million for rental equipment, compared to $20.1 million and $53.5 million, respectively, for the comparable periods in the prior fiscal year. During the prior year’s first quarter, $168.3 million was used for the Agfa Acquisition.

      Cash used in financing activities in the first nine months of fiscal 2000 was $47.0 million, compared to cash provided by financing activities of $115.4 million for the first nine months of 1999. The prior-year period reflects net borrowings used for the Agfa Acquisition. Proceeds from borrowings under credit facilities for the first nine months of fiscal 2000 totaled $737.5 million. This amount includes net borrowings of $590.0 million under the Credit Facility to fund $573.6 million of cash payments to Harris in connection with the Spin-off and $17.4 million for share repurchases pursuant to the Share Repurchase Program. The remainder of the borrowings were used to fund working capital requirements. Repayments under credit facilities in the first nine months of fiscal 2000 were $193.5 million, primarily due to refinancing short term working capital requirements.

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

      At March 31, 2000, Lanier had total borrowings under the Credit Facility of $614.9 million. The maximum amount of $250 million was advanced under the term loan, $364.9 million was advanced under the five-year revolver and there were no borrowings under the 364-day revolver.

      The Credit Facility contains financial covenants. In particular, the Credit Facility contains: (i) a covenant regarding maintenance of a leverage ratio, which is defined as total debt divided by EBITDA (earnings before interest, taxes, depreciation and amortization); (ii) an interest coverage covenant, which is defined as EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expense) divided by interest and rental expense; and (iii) a minimum net worth covenant. The Credit Facility restricts Lanier’s ability to pay dividends or make other distributions and to redeem, purchase or otherwise acquire shares of its capital stock, and prohibits any such dividend, distribution, redemption, purchase or other acquisition during the existence of a default or event of default thereunder. The Credit Facility contains covenants limiting total acquisitions in any fiscal year to $150 million. This limit increases to $250 million upon repayment of the two-year term loan portion of the Credit Facility and $350 million upon achieving a senior unsecured debt rating of “BBB” or better by Standard & Poor’s Ratings Group or “Baa” or better by Moody’s Investors Service, Inc.

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

      Year 2000 readiness costs were $11.5 million, approximately $500,000 of which were incurred in the current fiscal year. These costs were funded by cash from operations and generally were not incremental to existing IT budgets. Internal resources were re-deployed and timetables for implementation of replacement systems were accelerated. Lanier does not currently expect to apply any further funds to address Year 2000 issues.

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

Euro Conversion

      On January 1, 1999, certain member nations of the EMU adopted a common currency, the Euro. For a three-year transition period, both the Euro and individual participants’ currencies will remain in circulation. After January 1, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro affects many financial systems and business applications as the commerce of these nations will be transacted in both the Euro and the existing national currency. Approximately 19% of Lanier’s revenue for the first nine months of fiscal 2000 were derived from EMU countries. For fiscal 1999, Lanier derived approximately 21% of its revenue from EMU countries.

      Lanier is currently addressing Euro-related issues and its impact on information systems, currency exchange rate risk, taxation, contracts, competition, and pricing. To date, Lanier has not experienced an adverse impact or material expense related to the adoption of the Euro. All costs associated with the adoption of the Euro have been expensed as incurred. Lanier has completed the Euro-related information systems conversion for all information systems except for the European financial systems. Lanier has implemented the Euro-compliant version of the European financial systems; however, several manual billing processes remain which are on track to be fully automated by the second quarter of fiscal year 2001.

Seasonality

      Lanier’s business is somewhat seasonal as a result of its sales incentive programs with the strongest revenue and profit occurring in the second and fourth quarters. The results of operations for any interim quarter are not necessarily indicative of results for a full year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

      Impact of Foreign Exchange. Lanier’s international sales are generally denominated in the currency of the foreign entities, which exposes it to fluctuations in foreign currency exchange rates and to other material risks associated with international operations. Historically, earnings have not been adversely impacted by currency fluctuations. Currency risk associated with foreign investments has been mitigated by liabilities denominated in local functional currencies. In addition, Lanier utilizes exchange rate agreements, which provide limited protection against currency exchange risks. Factors that could impact the effectiveness of the hedging program include volatility of currency markets and the cost and availability of hedging instruments. A ten-percent adverse change in currency exchange rates for foreign currency derivatives held at March 31, 2000 would have an impact of approximately $3.8 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of foreign denominated assets, liabilities, and firm commitments.

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

      Interest Rate Risk. Lanier uses interest rate swap agreements to hedge its exposure to the change in interest rates on floating rate debt. A ten basis point adverse change in interest rates would have an impact of approximately $150,000 on the fair value of interest rate swaps to which Lanier was a party as of March 31, 2000.

PART II

Item 5. Other Information.

LANIER WORLDWIDE, INC.

UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF INCOME

Introduction to Unaudited Pro Forma Consolidated Statements of Income

      Lanier was acquired by Harris in 1983. The Spin-off was completed on November 5, 1999. Accordingly, Lanier has an operating history as an independent company for approximately five months. The historical unaudited consolidated statements of income contained in this 10-Q reflect periods during which we did not operate as an independent company, and certain assumptions were made in preparing the statements of income. Therefore, the historical unaudited consolidated statements of income may not necessarily reflect the consolidated results of operations that would have existed had Lanier been an independent company.

      The following unaudited pro forma consolidated statements of income make adjustments to the historical unaudited consolidated statements of income for the nine months ended March 31, 2000, as if the Spin-off had occurred on July 2, 1999.

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

LANIER WORLDWIDE, INC. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME

For the Nine Months Ended March 31, 2000

	Historical	Adjustments		Pro Forma

	(In thousands except per share amounts)
REVENUE

Product sales and rentals	$540,333			$540,333

Service income	418,274			418,274

Finance income	31,925			31,925

	$990,532			$990,532

COST AND EXPENSES

Cost of product sales and rentals	387,475			387,475

Cost of service	232,381			232,381

Selling and administrative expenses	291,605			291,605

Interest	33,995	12,408	(A)	46,403

Other — Net	10,312			10,312

	$955,768	$12,408		$968,176

Income before income tax	34,764	(12,408)		22,356

Income taxes	13,211	(4,715	)(B)	8,496

NET INCOME	$21,553	$(7,693)		$13,860

Basic earnings per share	$0.25	$(0.09)		$0.16	(C)

Diluted earnings per share	$0.25	$(0.09)		$0.16	(D)

Notes to Unaudited Pro Forma Consolidated Statement of Income

The following adjustments were made to Lanier’s historical consolidated income statement for the nine months ended March 31, 2000:

(A)	Adjustment to interest expense to reflect additional long-term debt of Lanier using an annual estimated interest rate of 8.3% assuming $700 million of indebtedness net of cash for the period July 3, 1999 to November 5, 1999, the Spin-off date.

(B)	Adjustment for income tax provision related to pretax adjustments.

(C)	Basic earnings per share is computed based on 85,877,353 shares, which represents the weighted average number of Lanier shares outstanding for the nine months ended March 31, 2000 giving effect to Lanier’s repurchase of 4.8 million shares in December 1999 pursuant to its share repurchase program.

(D)	Diluted earnings per share is computed based on 86,201,814 shares, which represents the weighted average number of diluted shares for the nine months ended March 31, 2000.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description of Exhibits

10.1	Credit and Security Agreement, dated as of March 31, 2000, among Lanier Trade Funding LLC, Lanier Worldwide, Inc., Lanier Collections Limited Partnership, Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A.

10.2	Performance Guaranty, dated as of March 31, 2000, by Lanier Worldwide, Inc., as Guarantor.

27.1	Financial Data Schedules (For SEC use only).

(b)    Reports on Form 8-K.
         None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANIER WORLDWIDE, INC.

Dated: May 11, 2000	By:/s/ James A. MacLennan

James A. MacLennan Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer of the Registrant)