Form 10-K405
period 2000-06-30
LANIER WORLDWIDE INC
filed 2000-09-15
CIK 1089786

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 001-15139

                             LANIER WORLDWIDE, INC.
        (Exact name of registrant as specified in governing instrument)

            DELAWARE                          59-2606737
     (State of organization)       (IRS Employer Identification No.)

               2300 PARKLAKE DRIVE, N.E., ATLANTA, GEORGIA, 30345
              (Address of Principal Executive Offices -- Zip Code)

      Registrant's telephone number, including area code:  (770) 496-9500

          Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                                 -----------------------------------------
Common Stock, $.01 per share......................  New York Stock Exchange, Inc.
Preferred Stock Purchase Rights...................  New York Stock Exchange, Inc.

       Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock held by non-affiliates as of September 8, 2000 was approximately $90,066,734 (based on the last sale price of a share of Common Stock as of September 8, 2000 ($1.0625), as reported by the New York Stock Exchange), and 84,728,818 shares of Common Stock were outstanding on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held October 26, 2000 are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             LANIER WORLDWIDE, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    7
Item 3.   Legal Proceedings...........................................    7
Item 4.   Submission of Matters to a Vote of Security Holders.........    7
Item X.   Executive Officers of the Registrant........................    8

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................    9
Item 6.   Selected Financial Data.....................................   10
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   10
Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................   18
Item 8.   Consolidated Financial Statements and Supplementary Data....   19
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   19

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   19
Item 11.  Executive Compensation......................................   20
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   20
Item 13.  Certain Relationships and Related Transactions..............   20

                                  PART IV
Item 14.  Exhibits, Financial Statements, Schedules, and Reports on
            Form 8-K..................................................   20
          Signatures..................................................   22

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Lanier is a worldwide independent supplier of copiers, facsimiles and other related automated office imaging equipment. With over 1,600 sales and service locations in more than 100 countries, Lanier markets these products and related services, parts and supplies to customers both on a direct sales basis and through a worldwide network of independent dealers. Lanier provides customers with a wide array of customized document management solutions including black and white digital and analog copiers, color copiers, facsimile systems, multi-function devices, printers, dictation equipment, computer based health care information management systems, associated parts and supplies, and a variety of related outsourcing services. Lanier sources substantially all of these products from a variety of manufacturers, seeking out the "best-of-breed." Selected products undergo rigorous testing by Lanier, and upgrades are often recommended to the manufacturers in order to meet Lanier's demanding standards.

     Lanier, headquartered in Atlanta, Georgia, was founded in 1934 as The Lanier Company, a Southeastern distributor of "Ediphone" dictation machines. Lanier entered the copier business in 1955 as an independent distributor of 3M "Thermofax" dry process copiers. In 1977, Lanier was spun-off as a separate public company from its then-parent corporation, Oxford Industries. Lanier, then known as Lanier Business Products, was acquired by Harris Corporation ("Harris") in 1983. In 1985, Lanier was incorporated in Delaware as Harris/3M Document Products, Inc., a joint venture between Lanier Business Products, Inc., a subsidiary of Harris, and the Minnesota Mining and Manufacturing Co., commonly referred to as 3M. Harris purchased 3M's interest in that venture in 1989 and changed the name of the company to Lanier Worldwide, Inc. On November 5, 1999, Lanier was spun-off as a stock dividend to the shareholders of Harris.

     Prior to June 30, 2000, Lanier operated its business as a single segment. At the beginning of fiscal 2001, Lanier adopted a management structure that divides the Company into two operating segments, U.S. Operations and International Operations.

     Lanier derives its revenues from three primary sources: (1) sales and rentals of equipment and related supplies; (2) service of equipment under maintenance agreements, consulting, facilities management and other professional services; and (3) finance income. Revenues from these three sources in fiscal 2000 were $721 million, $562 million and $43 million, respectively. Revenues from these three sources in fiscal 1999 were $808 million, $623 million and $38 million, respectively. Revenues from these three sources in fiscal 1998 were $722 million, $533 million and $33 million, respectively. Lanier's revenues from the sale, servicing and financing of copiers in fiscal years 2000, 1999 and 1998 were $962 million, $1,036 million and $884 million, respectively. Lanier's revenues from the sale, servicing and financing of facsimile systems in fiscal years 2000, 1999 and 1998 were $134 million, $166 million and $150 million, respectively. Lanier's revenues from the sale, servicing and financing of dictation equipment in fiscal years 2000, 1999 and 1998 were $114 million, $130 million and $131 million, respectively. Lanier's revenues from the sale, servicing and financing of other office equipment in fiscal years 2000, 1999 and 1998 were $116 million, $137 million and $123 million, respectively.

     Lanier targets sales of its products to four primary markets: (1) global/national or "key" accounts; (2) major accounts; (3) commercial users; and
(4) specific vertical markets, such as the religious, real estate, legal and health care markets. Some of Lanier's global/national account customers include Abbott Laboratories, Corning, Inc., CountryWide Home Loans, Daimler Chrysler, Federal Express, Merck & Company, Inc., 3M and the National Aeronautics & Space Administration or NASA. No national account customer represents more than 1% of Lanier's total revenue.

INDUSTRY OVERVIEW

     The document imaging and management industry consists of the production and supply of various imaging products and supplies, as well as the provision of pre-sale consulting services and after-market product services. Lanier's competitors include the distribution units of large office equipment manufacturers and other independent distributors. According to industry sources, the total global market for document imaging and management products and services will grow from approximately $75 billion in 1999 to approximately $97 billion in 2002.

     Companies in the document imaging industry sell products primarily through three channels of distribution: (1) direct customer sales; (2) dealer sales; and
(3) retail sales. Direct customer sales include sales calls by sales force personnel, sales through telephone marketing and e-Commerce. Dealer sales result from customer calls performed by independent or company-owned dealer outlets. Retail sales include sales of low-end products, typically through national retail outlets or local smaller retailers.

     Traditionally, the products offered by companies in the document imaging industry have used analog technology. Increasing use of digital technology is leading to the replacement of analog products with digital products. Industry sources predict that by the end of 2003, over 98% of all new segment 1 (slowest speed commercial copiers) through segment 6 (highest speed commercial copiers) placements will be digital units. Digital products, unlike analog products, can connect and communicate with other office imaging equipment, enabling customers to connect more efficiently and utilize their document management solutions over a wide array of configurations. Digital products also offer a wider array of more useful features, such as higher quality copies, color capability, finishing capability and multi-function capability. The market trend toward digital technology has also required document management companies to increase training for sales, service, maintenance and help-desk personnel with respect to the new digital products.

     As document imaging products and services have become more complex and service-intensive, customers have begun to seek outsourcing services, such as professional services, which provide expertise in document imaging and management and systems integration.

     The document imaging industry as a whole remains highly fragmented, with only a few large companies. Many customers purchase products through independent dealers that operate only in a particular geographic area. As digital technology replaces analog technology, many of these independent dealers may not have the training to sell or service the digital technology. Further, as customers consolidate their accounts in order to integrate their document management solutions, they may seek providers that have a larger geographic scope. Thus, smaller independent dealers may determine to sell to larger companies in the industry who have more training capability and cover a larger geographic area. Further, the fragmented nature of the industry allows for consolidation in order to achieve economies of scale and lower operating expenses on a company-wide basis.

PRODUCTS AND SERVICES

     Lanier offers its customers a comprehensive solution to their document management needs through products and services that take advantage of technological advancements and Lanier's experience in the document imaging and management industry.

PRODUCTS

     Lanier's U.S. Operations offer customers a wide array of customized document management solutions, including black and white digital and analog copiers, color copiers, facsimile systems, multi-functional devices, printers, dictation equipment, computer-based health care management systems, and associated supplies.

     Lanier's International Operations provide largely the same products and services as described above with a smaller contribution from dictation equipment, computer-based health care management systems and professional services.

     Lanier offers a full range of document copiers, from desktop units to high speed and high volume systems. Within this range, Lanier offers color copiers and black and white copiers, as well as both analog and digital copiers. Lanier offers several copier and printer devices that perform more than one traditional function and can print multiple original copies direct from the customer's networked systems as finished (stapled, collated, etc.) document products. Lanier also offers a full range of facsimile systems and multi-function products that can meet customers' facsimile needs.

SERVICES

     Product Support. Lanier's service force provides a range of product-support services including traditional on-site repairs. Lanier supports many of its customers with around the clock, seven days a week on-site service, and supports all of its customers' service and help needs with a sophisticated logistics, call reception/dispatch and multi-level help desk and hotline. Additionally, Lanier provides customer application training and support if needed.

     Lanier has a worldwide service force of approximately 2,600 employees. Lanier continually trains its service force on new products and technologies. Because of the industry trend toward digital technology and new systems, Lanier's management believes that its training and instruction services, as well as its help desk and hotline, provide Lanier with an advantage over its competitors.

     Outsourcing Services. Lanier provides its customers with a wide range of professional services, such as facilities management, systems integration and consulting services.

     Through its wholly owned subsidiary, Lanier Professional Services, Inc., Lanier can equip, staff and manage most aspects of a customer's reprographic and document management needs at the customer's facility. In addition to copying and printing, Lanier provides web-based print-on-demand services, electronic file storage and retrieval, file room maintenance, decentralized copier management, and facility mail and courier services. Lanier seeks to work with the customer to identify methods to help meet all of the customer's document management needs, whether by implementation of new products or by systems integration.

     Lanier's systems integration services offer customers the ability to leverage Lanier's substantial experience in the areas of connectivity and efficiency of document-management networks. Lanier helps customers enhance the performance of their networks by either adding new or enhanced technology products or increasing the efficiency of their current system. For example, Lanier offers its health-care clients a system that allows connectivity of digital dictation stations with the hospital database containing patient records which enable doctors to view a patient's information while at the same time dictating a diagnosis or prescription for the patient.

     DOCutivity(R) Approach. Lanier has implemented its DOCutivity approach in order to improve its customers' document management productivity. DOCutivity streamlines the process for customers and allows Lanier to provide each customer with customized document analysis that will allow the customer to improve its document productivity and efficiency. The Lanier sales force is continually trained in the DOCutivity approach and analysis.

     Through the DOCutivity approach, Lanier assesses the customer's document management challenges and goals, while extensively analyzing the customer's existing capabilities. Lanier's sales personnel examine the customer's office and workgroup functions and determine the financial impact of implementing a new, more productive and efficient document management solution for the customer. Lanier's sales personnel then offer solutions to the customer based on Lanier's extensive industry knowledge and experience, for an improved document management strategy.

PRODUCT FINANCING

     A portion of Lanier's operating income arises from the financing of its customers' purchases of Lanier products. On average, 49% of Lanier's aggregate sales in the United States, Puerto Rico, Canada and Australia are financed through leases that typically have a term of up to 5 years. In Europe, 14% of Lanier's sales are derived from rental arrangements that differ from leases primarily because customers may terminate the rental agreement. Lanier's ability to provide financing at competitive rates and realize operating income is highly dependent upon its own costs of borrowing which, in turn, depend upon Lanier's credit standing. Significant changes in Lanier's credit standing could reduce the profitability of Lanier's financing business and/or make Lanier's financing less attractive to customers. Lanier cannot be certain that it can maintain credit standing sufficient to realize profits on the portion of its revenues derived from financing arrangements.

TARGET MARKETS

     Lanier targets four primary markets: (1) global/national or "key" accounts;
(2) major accounts; (3) commercial accounts; and (4) specific vertical industry markets, such as the health care, real estate, religious and legal markets.

     Global/national or "key" accounts are large corporations that tend to require full document imaging and management throughout the customer's entire organization, whether that organization is regional, national or global. Lanier management has targeted these accounts with multiple sales and service entries as a growth vehicle for Lanier because these accounts tend to generate substantial and recurring revenues over longer-term contracts. Some of Lanier's global/national or "key" accounts include Abbott Laboratories, Corning, Inc., CountryWide Home Loans, Daimler Chrysler, Federal Express, Merck & Company, Inc., 3M and NASA. No national account customer represents more than 1% of Lanier's total revenue.

     Lanier has set specific criteria to define major accounts and has identified a list of these accounts in each district. Sales management focuses on these accounts utilizing major account representatives and the DOCutivity methodology.

     Lanier has also targeted commercial accounts, which are local or small businesses. Sales to commercial accounts typically consist of the sale of Lanier products, coupled with a maintenance and supply agreement. Lanier is currently transitioning sales in this market to its enhanced telemarketing and e-Commerce channels. This strategic initiative is intended to reduce costs and increase productivity.

     Lanier also targets specific vertical industries that tend to involve more intensive use of Lanier's products. Lanier has identified four key vertical markets for growth: the health care, real estate, religious and legal markets.

     Lanier targets the health care industry because Lanier's management believes it offers continued growth opportunities. Approximately 50% of the hospitals in the United States use Lanier digital dictation systems, often in multiple areas of the hospital. As digital systems become more accepted in other areas, management believes that Lanier can leverage its reputation for digital dictation systems with these hospitals in order to become the provider of choice for other products. In addition, the increased complexity and connective nature of these products will allow Lanier to offer to its health-care customers its expertise in systems integration and other consulting services.

STRATEGY

     Lanier's goal is to become the leading global provider of document imaging products and related services and support. In order to accomplish this goal, Lanier intends to use the following strategies:

     - implement the DOCutivity approach worldwide;

     - drive sales of high-speed solutions and color products;

     - focus on customer satisfaction;

     - invest in and grow e-Commerce initiatives;

     - expand professional services; and

     - develop strategic alliances with suppliers.

     Implement the DOCutivity Approach Worldwide. Lanier's domestic sales personnel have been trained to approach every sales opportunity using the DOCutivity sales method. Lanier seeks to offer its customers a full range of products and services and to address its customers' document production and management needs through an integrated document solution. Management believes that this integrated DOCutivity approach enables Lanier to be more successful in securing larger, national customers that seek such comprehensive document solutions and generate substantial and recurring revenues over longer term contracts. Management also believes that its DOCutivity approach allows Lanier to cross sell its products and services, as they comprise components of an integrated solution. Additionally, management believes that as document management technology grows more complex, many customers, particularly legal and other professional service providers, will seek to outsource more of their document management functions. Lanier seeks to continue to grow its professional services business in order to meet the growth in this document outsourcing market.

     Drive Sales of High-Speed Solutions and Color Products. Management believes there are significant growth opportunities in the higher speed commercial copier segments (segments 5 and 6) and color markets. Lanier is now deploying high-speed digital engines into segment 5 which, when used with Lanier's DOCutivity methodology, can greatly enhance an organization's productivity and help reduce costs. When its products are connected to a corporate network they allow customers to manage their documents and gain efficiencies. Lanier's goal is to bundle these devices with application-specific solutions like its host print application to provide customers a total solution and not just a product.

     The color business is rapidly expanding and Lanier has recently introduced several new product lines including the new 5722 color copier/printer which produces both black and white and color output at high speed and low cost. This engine, which produces 22 color copies per minute, is targeted at corporate customers who have an increasing demand for color in their documents. In addition, Lanier has targeted the real estate market with a package called AgentPro(TM) that includes a color engine, software, binding materials and customer training that allows agents to produce professional color flyers, brochures and marketing packages for their clients.

     Focus on Customer Satisfaction. Lanier focuses on customer satisfaction as an opportunity to grow its business by expanding its sales with existing customers. For over a decade, Lanier has been focused on a strategy known as Customer Vision(R). It means, "Seeing our business through our customers' eyes and responding as a team, at or above their expectations." Management believes that this perspective allows Lanier to align its business practices and processes with the way that its customers wish to do business, build customer loyalty and foster long term customer relationships. Lanier provides the Performance Promise(R), which Lanier believes is the document management industry's first and most comprehensive product guarantee that covers all product lines and guarantees product performance with 98% uptime, as well as a service availability guarantee. Lanier also offers a 24 hour, seven day a week help desk to provide customer service support by highly trained personnel that management believes helps contribute to its reputation as a leading service provider in the industry. Lanier's worldwide customer loyalty score from its most recent customer satisfaction survey exceeded 90%. Lanier has received customer satisfaction awards from several of its customers, including Abbott Laboratories, DuPont, Kinko's and Pacific Bell.

     Invest In and Grow e-Commerce Initiatives. Lanier's e-Commerce initiatives include both a web interface and the Lanier Direct Sales Center (DSC), a dedicated team of inbound and outbound sales representatives. Customers have a single, toll-free number for ordering supplies and replacement equipment, and DSC team members are trained to answer common customer questions. Most importantly, the DSC has the information technology infrastructure necessary to provide automated order tracking, follow-up and supplies replenishment. Through this initiative, Lanier has begun selling Hewlett-Packard printers and imaging supplies, is seeking ways to leverage the Internet to improve customer interfaces and is identifying new web-based opportunities for Lanier's products and services.

     Expand Professional Services. Lanier Professional Services employs approximately 1,800 individuals and offers a complete array of facilities management services that allow customers to outsource their document management and reprographic needs. Through the company's DOCutivity sales approach, Lanier's sales personnel are trained to recognize facilities management sales opportunities at customer sites. Management believes this cooperative sales approach between Lanier's core sales force and professional services sales force will result in continued high growth in this expanding market. Lanier's strategy within this market will be to increase services for current customers, expand geographic coverage and leverage resulting referrals from existing customers.

     Develop Strategic Alliance With Suppliers. Digital copier/printers are key components of Lanier's document-management strategy. Lanier has entered into an agreement with Hewlett-Packard Corporation to bring customers advanced solutions in this category. A line of Hewlett-Packard printing, digital imaging products and supplies are now being offered through the DSC via our telemarketing services. Lanier has also strengthened its alliance with Hewlett-Packard to provide expanded consulting and outsourcing solutions in the document management area. In addition, expansion of both hardware and software capabilities through arrangements with Tech Data, I Data, Toshiba, Ricoh, EFI and Microsoft are underway.

EMPLOYEES

     Lanier employs approximately 8,200 individuals throughout the world, including approximately 1,800 sales personnel. None of Lanier's United States employees are covered by a collective bargaining agreement. Management believes that Lanier has good relations with its employees.

SALES AND MARKETING

     Lanier's sales personnel are assigned territories both geographically and by target market. Lanier operates domestically from 106 district offices and 62 independent dealers and distributors in the United States and operates internationally through subsidiaries and branches located in 27 countries throughout the world. Lanier is represented through independent distributors in over 80 additional countries. Overall, Lanier operates in or distributes to over 1,600 sales and service locations throughout the world. Lanier's Global Accounts Program enables its multinational customers to make supplier and equipment selections on a worldwide basis through one agreement in order to improve the customer's purchasing power, office productivity and operating efficiency. Lanier has sales personnel focused on each of its target markets, which include the global/national, major, commercial, health care, real estate, religious and legal markets.

INTERNATIONAL OPERATIONS

     Revenue from international operations were $499.9 million, or 37.7% of Lanier's total revenue for fiscal 2000, compared with $566.6 million, or 38.6%, for fiscal 1999. International operations represented 44.3% of long-lived assets as of June 30, 2000, compared to 45.1% of long-lived assets as of July 2, 1999.

     The particular economic, social and political conditions for business conducted outside the United States differ from those encountered by domestic operations. Management of Lanier believes that the composite business risk for Lanier's international operations as a whole is somewhat greater than that faced by its domestic operations as a whole. Lanier's international operations are subject to political, economic and other risks inherent in operating in countries outside the United States, including possible adverse government regulation, imposition of import and export duties and quotas, currency restrictions, price controls, potentially burdensome taxation and/or other restrictive government actions. Nevertheless, Lanier's management believes that these risks are offset by the financial opportunities offered by its international operations.

     Financial information regarding Lanier's United States and international operations is contained in Note O -- "Segment Data" of the accompanying consolidated financial statements.

SUPPLIERS

     Lanier sources its products from multiple suppliers throughout the world, including Ricoh, Toshiba, Canon, Sharp, Okidata, Hewlett-Packard and Tech Data. Although Lanier has contractual relationships with many of its suppliers, Lanier continually seeks the best products to offer to its customers and does not enter into exclusive arrangements with any of its suppliers. Lanier is not dependent on any one particular supplier.

TRADEMARKS AND LICENSES

     Lanier distributes its products principally under the Lanier trademark. Lanier also distributes Hewlett-Packard products and supplies under the Hewlett-Packard trademark.

COMPETITION

     Lanier operates in highly competitive markets. Lanier's competitors include the distribution units of large office equipment manufacturers and independent distributors, as well as office superstores and consumer electronics chains. As digital and other new technology develops, Lanier may find itself competing with new manufacturers and distribution channels, including computer distributors and value added resellers, offering products containing printing and copying related technology. Principal areas of competition in these markets include price and product capabilities, quality of professional services, quality and speed of post-sales service support, availability of equipment, parts and supplies, speed of delivery, financing terms and availability of financing, leasing or rental programs.

ITEM 2.  PROPERTIES

     Lanier generally leases its business properties, with the exception of a facility that consists of approximately 150,000 square feet located in Tucker, Georgia, which is not material to the operations of Lanier as a whole. Lanier leases a total of approximately 1.5 million square feet of space for its business operations in the United States and approximately 700,000 square feet of space for its international business operations. Management of Lanier believes that the properties Lanier occupies are, in general, suitable and adequate for the purpose for which Lanier utilizes them.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, as a normal incident of the nature and kind of business in which Lanier is engaged, various claims or charges may be asserted and litigation commenced against Lanier. In the opinion of Lanier's management, no current claim or litigation would result in a material adverse effect on Lanier's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Lanier's executive officers and key employees as of September 8, 2000 are as follows:

                                                                       POSITION WITH LANIER AND PRINCIPAL BUSINESS
NAME                             AGE  CURRENT POSITION                 AFFILIATIONS DURING PAST FIVE YEARS
----                             ---  ----------------                 -------------------------------------------
Wesley E. Cantrell.............  65   Chairman of the Board and Chief  Chief Executive Officer since March, 1987.
                                        Executive Officer                President, Lanier Business Products, 1977
                                                                         to 1987. Executive Vice President and
                                                                         National Sales Manager, 1972 to 1977.
                                                                         Vice President, 1966 to 1972. Employed by
                                                                         Lanier since 1955. Member of the board of
                                                                         directors of Ann Taylor Stores Corp.,
                                                                         Environmental Design International Ltd.,
                                                                         OneCoast Network Corp. and Impact
                                                                         Ministries, a not-for-profit
                                                                         organization, and member of the advisory
                                                                         board of First Union National Bank of
                                                                         Atlanta.
C. Lance Herrin................  59   President and Chief Operating    Chief Operating Officer since July, 1998.
                                        Officer                          Executive Vice President and General
                                                                         Manager -- U.S. Operations, 1993 to 1998.
                                                                         Executive Vice President and General
                                                                         Manager -- Imaging Systems Division, 1987
                                                                         to 1993. Executive Vice President, Lanier
                                                                         Business Products, 1982 to 1987. Senior
                                                                         Vice President, 1981 to 1982. Vice
                                                                         President, 1977 to 1981. Employed by
                                                                         Lanier since 1967. Member of the board of
                                                                         directors of GuideOne Insurance Company.
James A. MacLennan.............  41   Executive Vice President and     Executive Vice President and Chief
                                        Chief Financial Officer          Financial Officer since November, 1998.
                                                                         Vice President, Finance, 1997 to 1998.
                                                                         Vice President, Accounting, Noble
                                                                         Drilling Corp., 1995 to 1997.
                                                                         Director-Risk/Audit, Noble Drilling
                                                                         Corp., 1993 to 1995.
Charles T. Cobb................  56   Senior Vice President, U.S.      Senior Vice President, U.S. Operations
                                        Operations                       since August, 2000. Vice President since
                                                                         1985. Employed by Lanier since 1968.
Timothy A. Vellek..............  45   Senior Vice President, European  Senior Vice President, European Operations
                                        Operations                       since August, 2000. Vice President since
                                                                         1991. Employed by Lanier since 1978.
Paul M. Anderson...............  52   Vice President, Worldwide        Vice President, Worldwide Marketing since
                                        Marketing                        July, 1998. Vice President since 1989.
                                                                         Employed by Lanier since 1972.

                                                                       POSITION WITH LANIER AND PRINCIPAL BUSINESS
NAME                             AGE  CURRENT POSITION                 AFFILIATIONS DURING PAST FIVE YEARS
----                             ---  ----------------                 -------------------------------------------
Vera M. Arthur.................  45   Vice President, Human Resources  Vice President, Human Resources since
                                                                         April, 1999. Vice President since 1993.
                                                                         Employed by Lanier since 1979.
Brian R. Bergin................  53   Vice President, Worldwide        Vice President, Worldwide Sourcing and
                                        Sourcing and Development         Development since November, 1998. Vice
                                                                         President since 1992. Employed by Lanier
                                                                         since 1976.
Richard P. Cleys...............  49   Vice President, Finance and      Vice President, Finance and Treasurer since
                                        Treasurer                        January, 1999. Vice President and
                                                                         Corporate Controller, 1996 to 1999. Vice
                                                                         President/Finance and Chief Financial
                                                                         Officer, A.B. Dick Company, 1993 to 1996.
J. Michael Kelly...............  53   Vice President, General Counsel  Corporate Secretary since January, 1999,
                                        and Secretary                    Vice President since 1989. General
                                                                         Counsel since 1987. Counsel, Harris
                                                                         Corporation 1980 to 1987.
Steven R. McBrayer.............  40   Vice President and Corporate     Vice President and Corporate Controller
                                        Controller                       since January, 1999. Controller, Lanier
                                                                         Professional Services, 1997 to 1999.
                                                                         Director, Treasury Operations, 1996 to
                                                                         1997. Manager, Treasury Operations, 1994
                                                                         to 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Lanier completed its spin-off from Harris on November 5, 1999 and, since that date, its common stock has traded on the New York Stock Exchange under the symbol "LR." The following table sets forth the high and low sales prices per share for the common stock, for the periods indicated, as reported by the New York Stock Exchange.

                                                               HIGH       LOW
                                                               ----       ---
FISCAL 2000:
  Second Quarter............................................  $4.8750   $2.6250
  Third Quarter.............................................   4.1875    1.6250
  Fourth Quarter............................................   2.4375    1.0000

     On September 8, 2000, the last sale price of the common stock as reported on the New York Stock Exchange was $1.0625 per share, and there were 9,432 holders of record of the common stock.

     Lanier has not paid any cash dividends on its common stock since it was spun off from Harris, and the board of directors currently intends to retain all earnings for use in Lanier's business for the foreseeable future. Lanier's current credit facility prohibits the payment of dividends. Any future payment of dividends will depend upon Lanier's results of operations, financial condition, cash requirements and other factors deemed relevant by the board of directors and agreements with creditors.

ITEM 6.  SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

                                                             FISCAL YEARS ENDED
                                       ---------------------------------------------------------------
                                                                                            JUNE 30,
                                        JUNE 30,     JULY 2,      JULY 3,      JUNE 27,       1996
                                          2000       1999 (A)       1998         1997      (UNAUDITED)
                                       ----------   ----------   ----------   ----------   -----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue
  Product sales and rentals..........  $  721,362   $  807,468   $  721,791   $  704,282   $  719,803
  Service income.....................     561,493      623,020      532,986      465,732      396,159
  Finance income.....................      42,790       38,132       33,558       29,871       28,760
                                       ----------   ----------   ----------   ----------   ----------
                                        1,325,645    1,468,620    1,288,335    1,199,885    1,144,722

Costs and Expenses
  Cost of product sales and
     rentals.........................     522,854      547,929      453,968      426,042      448,845
  Cost of service....................     311,960      349,448      304,901      255,705      219,042
  Selling and administrative
     expenses........................     385,316      438,516      410,452      399,470      370,004
  Restructuring and impairment
     charges.........................      33,821(B)        --        8,500(B)        --           --
  Interest expenses..................      49,071       22,692        8,236        8,797       11,010
  Other--net.........................       7,743       (1,235)       2,877        7,964        5,218
                                       ----------   ----------   ----------   ----------   ----------
                                        1,310,765    1,357,350    1,188,934    1,097,978    1,054,119
                                       ----------   ----------   ----------   ----------   ----------
Income before income taxes...........      14,880      111,270       99,401      101,907       90,603
Income taxes.........................      13,677       40,000       36,604       38,208       33,331
                                       ----------   ----------   ----------   ----------   ----------
Net income...........................  $    1,203   $   71,270   $   62,797   $   63,699   $   57,272
                                       ==========   ==========   ==========   ==========   ==========
Diluted earnings per share...........  $      .01
                                       ----------
Financial Position (end of period)
Total assets.........................  $1,050,127   $1,337,708   $1,123,296   $1,075,307   $1,056,814
Long-term debt.......................     389,619        4,622        3,660        3,990        4,103
Stockholders' equity.................     124,770      882,738      803,657      750,157      689,240

---------------

(A) Includes the operations of the Copy System Division of Agfa-Gevaert Group from the date of the July 9, 1998 acquisition.
(B) See Note D -- "Restructuring, Impairment and Other Charges" of the accompanying consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Selected Financial Data, the Consolidated Financial Statements of Lanier, including the Notes thereto, and the other financial information appearing elsewhere in this annual report. Except for the historical information contained herein, the discussions in this document contain forward-looking statements that involve risks and uncertainties. Lanier's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this annual report.

GENERAL

     Lanier is a worldwide supplier of office equipment and professional services. On April 13, 1999, Lanier's parent company, Harris announced that it would spin Lanier off as a separate publicly traded company (the "Spin-off"). This transaction was accomplished through a U.S. tax-free distribution of Lanier stock to Harris stockholders on November 5, 1999.

     In July 1998, Lanier acquired the Copy System Division of Agfa-Gevaert Group ("Agfa") for $168.3 million (the "Agfa Acquisition"). The sale of Agfa private label products added $201.5 million in revenues in the year ended July 2, 1999. Agfa's operations were integrated with those of Lanier's in fiscal 1999 and their sales efforts were redirected towards Lanier branded products. As a result, sales of Agfa branded products were minimal in fiscal 2000. The combined effect of these sales and the additional sales force presence provided by the Agfa Acquisition has effectively doubled Lanier's presence in the European office equipment market.

     In May 1999, Lanier sold its electronic medical transcription services business to MedQuist Transcriptions, Ltd. for approximately $34.0 million. The sale resulted in a pre-tax gain of $21.5 million. In June 1999, Lanier sold its direct sales operations in France, which resulted in a $4.0 million pre-tax loss.

     In connection with its internal audit reviews in early 1999, Lanier detected accounting misstatements by a former employee at one of its foreign subsidiaries. These misstatements resulted in an overstatement of earnings over the five fiscal years ended July 2, 1999 in an aggregate amount of $10.0 million before income taxes. The financial statements included in this annual report reflect the correction of such misstatements.

     After a strategic review of operations in April 2000, Lanier announced its intention to sell its voice products (dictation) business. The Robinson-Humphrey Company, LLC, an investment-banking firm, has been retained to assist with the sale of the business.

FORWARD-LOOKING STATEMENTS

     This document contains forward-looking statements that reflect Lanier's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Lanier may make these statements directly in this document or incorporate such statements into this document by reference to other documents. Lanier may also include statements pertaining to periods following June 30, 2000. Many of these statements may be identified by words such as "believes," "expects," "plans," "anticipates," "projects," "estimates," "should result" or "are expected to," or similar expressions. Any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements.

     Lanier's results and the accuracy of the forward-looking statements could be affected by, among other things: general economic conditions in the markets in which Lanier operates; economic developments that have a particularly adverse effect on one or more of the markets Lanier serves; the ability to execute management's internal operating plans; the ability to attract and retain key management personnel; stability of key markets for office products and document management solutions; changes in interest rates; fluctuation in foreign currency exchange rates and the effectiveness of currency hedging programs; and worldwide demand and product and service pricing for office products and document management solutions. Caution should be taken not to place undue reliance on any forward-looking statements, since such statements speak only as of the date of the making of such statements. Lanier disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

RESULTS OF OPERATIONS

     Prior to the date of the Spin-off, operating expenses included management fees charged by Harris to Lanier based upon a percentage of Lanier's sales intended to cover legal, financial and other administrative expenses. Since the Spin-off, Lanier has acquired these services independently. Interest expense prior to the Spin-off was related to then outstanding debt as a subsidiary of Harris. Post Spin-off interest expense is significantly higher as a result of the debt incurred to enable the Spin-off.

     Statement of Financial Accounting Standards No. 131 requires that segment data be measured and reported on a basis that is consistent with how a business reports activities internally to management. Prior to June 30, 2000, Lanier operated its business as a single segment. As a result of restructuring undertaken in the fourth quarter of fiscal 2000, Lanier has adopted a management structure beginning in fiscal 2001 that divides Lanier into two distinct operating segments, U.S. Operations and International Operations.

     The following management discussion and analysis has been prepared assuming the new management structure and method of allocating shared costs were in effect for the last three years. See "Note O -- Segment Data" of the accompanying consolidated financial statements.

     The following tables set forth, for the periods indicated, the dollar amounts represented by certain items in Lanier's Consolidated Statements of Income both (i) including restructuring charges and (ii) before restructuring charges described below (in thousands):

                                  INCLUDING RESTRUCTURING                  BEFORE RESTRUCTURING
                            ------------------------------------   ------------------------------------
                             JUNE 30,     JULY 2,      JULY 3,      JUNE 30,     JULY 2,      JULY 3,
                               2000         1999         1998         2000         1999         1998
                            ----------   ----------   ----------   ----------   ----------   ----------
Revenue
  Product sales and
     rentals..............  $  721,362   $  807,468   $  721,791   $  721,362   $  807,468   $  721,791
  Service income..........     561,493      623,020      532,986      561,493      623,020      532,986
  Finance income..........      42,790       38,132       33,558       42,790       38,132       33,558
                            ----------   ----------   ----------   ----------   ----------   ----------
                             1,325,645    1,468,620    1,288,335    1,325,645    1,468,620    1,288,335
Costs and Expenses
  Cost of product sales
     and rentals..........     522,854      547,929      453,968      522,854      547,929      453,968
  Cost of service.........     311,960      349,448      304,901      311,960      349,448      304,901
  Selling and
     administrative
     expenses.............     385,316      438,516      410,452      385,316      438,516      410,452
  Restructuring and
     impairment charges...      33,821           --        8,500           --           --           --
  Interest expense........      49,071       22,692        8,236       49,071       22,692        8,236
  Other -- net............       7,743       (1,235)       2,877        7,743       (1,235)       2,877
                            ----------   ----------   ----------   ----------   ----------   ----------
                             1,310,765    1,357,350    1,188,934    1,276,944    1,357,350    1,180,434
                            ----------   ----------   ----------   ----------   ----------   ----------
Income before income
  taxes...................      14,880      111,270       99,401       48,701      111,270      107,901
Income taxes..............      13,677       40,000       36,604       19,015       40,000       39,784
                            ----------   ----------   ----------   ----------   ----------   ----------
Net income................  $    1,203   $   71,270   $   62,797   $   29,686   $   71,270   $   68,117
                            ==========   ==========   ==========   ==========   ==========   ==========

FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO FISCAL YEAR ENDED JULY 2, 1999

     Lanier derives its revenues from three primary sources: (1) sales of equipment and related supplies and rental equipment under operating lease agreements; (2) service of equipment under maintenance agreements, consulting and professional services; and (3) finance income associated with capital lease arrangements. Revenues generated by these areas depend upon a number of factors, such as the technological competitiveness of its product line, demand for and price of equipment, Lanier's reputation for providing timely and reliable service, Lanier's competition in the industry and general economic conditions.

     Lanier experienced a decline in both revenue and earnings in fiscal 2000. Management believes this decline was principally attributable to: (1) competitive pricing pressures largely attributable to the industry-wide transition from analog to digital products; (2) divestitures during the fourth quarter of fiscal 1999 of Lanier's direct sales operation in France and its U.S.-based medical transcription business, which contributed a combined $40.6 million of revenue in fiscal 1999; (3) the restructuring and impairment charge recorded in the fourth quarter of fiscal 2000; (4) strengthening of the Japanese yen against the U.S. dollar with a cost impact of $8.1 million; and (5) strengthening of the U.S. dollar against foreign currencies, primarily European, with a negative impact on revenue of approximately $39.6 million in fiscal 2000.

     In response to the decline in operating results, Lanier undertook a comprehensive review of its worldwide operations that was completed in the fourth quarter of fiscal 2000. As a result of this review, Lanier recorded a

$33.8 million pre-tax restructuring charge related primarily to severance costs and costs of closing facilities. Excluding the impact of the restructuring and impairment charge, net income was $29.7 million or $0.35 per share for fiscal 2000.

     Revenue. Revenue for fiscal 2000 decreased $143.0 million, or 9.7%, to $1,325.6 million from $1,468.6 million for the prior year. During fiscal 2000, the U.S. dollar strengthened 9.3% against the Euro, impacting Lanier's reported revenue for fiscal 2000 by $40.0 million. Net of currency translation effects and divestitures in the fourth quarter of fiscal 1999 of Lanier's direct sales operations in France and its U.S.-based medical transcription business, revenue decreased $62.1 million or 4.2% versus the prior year. Management believes recurring revenues, consisting of service and supplies, were adversely impacted by a decline in the unit population within the core business as well as copiers losing page output to printers.

     Revenue from Lanier's voice products business declined from $130.0 million in fiscal 1999 to $114.3 million in fiscal 2000. In April 2000, Lanier announced its intention to sell the voice products business. Management believes this announcement created concern among both employees of the business and customers. In response to the disruption caused by this announcement, Lanier took several actions, including a retention bonus program for key personnel and additional incentives for the sales force.

     Revenue from Lanier's U.S. Operations decreased $67.9 million or 7.6% to $825.4 million from $893.3 million for the prior year. A significant portion of this decrease resulted from the sale of the medical transcription business in the fourth quarter of fiscal 1999, which generated revenue of $22.7 million in fiscal 1999.

     Revenue from Lanier's International Operations decreased $66.7 million or 11.8% to $499.9 million from $566.6 million for the prior year. The decline was primarily due to the translation effect resulting from the strengthening of the U.S. dollar against the Euro, reducing international operations revenue by $40.0 million, and the divestiture of Lanier's direct sales operation in France in the fourth quarter of fiscal 1999 which lowered revenue by $17.9 million.

     Product Sales and Rentals. Product sales and rentals revenue for fiscal 2000 decreased $86.1 million, or 10.7%, to $721.4 million from $807.5 million for the prior year. Calculated on a constant rate basis, the strengthening of the U.S. dollar versus foreign currencies, primarily European, reduced revenue by $23.2 million for fiscal 2000. Lanier's divestiture in the fourth quarter of fiscal 1999 of its direct sales operations in France lowered revenue by $8.9 million for fiscal 2000. Net of the foregoing currency translation effect and divestiture, product sales and rentals revenue decreased $54.0 million, or 6.7%, versus the prior year. Management believes that the primary contributor to this decline is that the transition from analog to digital products has increased competition and discounting as manufacturers and dealers attempt to maintain or increase their installed base.

     Service Income. Service income for fiscal 2000 decreased $61.5 million, or 9.9%, to $561.5 million from $623.0 million for fiscal 1999. Lanier's divestiture in the fourth quarter of fiscal 1999 of its direct sales operations in France and its medical transcription business lowered service income by $9.7 million and $22.7 million, respectively, for fiscal 2000. Calculated on a constant rate basis, the strengthening of the U.S. dollar against foreign currencies, primarily European, reduced revenue by $16.3 million. Net of the foregoing divestitures and currency translation effect, service income decreased $12.8 million, or 2.1%, versus the prior year. Management believes the remainder of the decline was attributable to lower overall unit populations and a combination of the growing market preference for cost-per-copy programs as opposed to prepaid service agreements, and pricing pressures associated with the industry transition to digital products.

     Finance Income. Fiscal 2000 finance income increased $4.7 million, or 12.3%, to $42.8 million from $38.1 million for fiscal 1999. Management attributed this year's increase to Lanier's continued emphasis of capital lease arrangements over operating lease programs.

     Gross Margin.  Presented below is detailed information on gross margin:

                                                                                      CHANGE
                                                        FISCAL YEAR   FISCAL YEAR   (PERCENTAGE
                                                           2000          1999         POINTS)
                                                        -----------   -----------   -----------
Total Gross Margin....................................     37.0%         38.9%         (1.9)
Product Sales and Rentals Gross Margin................     27.5          32.1          (4.6)
Service Gross Margin..................................     44.4          43.9           0.5

     Total gross margin for fiscal 2000 decreased by $80.4 million, or 14.1%, to $490.8 million from $571.2 million for fiscal 1999. Approximately $9.6 million of this decline was attributable to Lanier's divestiture of its direct sales operations in France and its medical transcription business, $12.2 million resulted from the currency translation effect related to the strengthening of the U.S. dollar relative to foreign currencies, primarily European, calculated on a constant rate basis, and $10.5 million was the result of the strengthening of the Japanese yen relative to the U.S. dollar and Euro currencies. Management believes the remainder of the decline was principally attributable to ongoing price competition for unit placements and a related decline in unit population.

     Management believes the decrease in gross margin on product sales and rentals for fiscal 2000 was principally attributable to ongoing price competition on both analog and digital product lines and a related decline in overall unit populations. Also contributing to this decline were the strengthening of the Japanese yen against the U.S. dollar and Euro currencies and lower copy volume on cost per copy billing programs. Further, management believes margin erosion will likely continue, at least for the duration of the industry transition to digital products, but cannot predict accurately the rate of margin erosion or when, if at all, margins will improve.

     Management believes the margin increase on service for fiscal 2000 was attributable to margin improvements in Lanier's professional services business and to the fiscal 1998 restructuring of the worldwide service organization completed in fiscal 1999, offset by the impacts outlined above.

     Selling and Administrative Expenses. Selling and administrative expenses decreased $53.2 million, or 12.1% for fiscal 2000, to $385.3 million from $438.5 million for fiscal 1999. Management attributed the reduction to the restructuring program instituted in fiscal 1998 and completed in fiscal 1999, and to lower payments under Lanier's bonus and profit sharing plans.

     Administrative expenses included a management fee allocation of $25.0 million in fiscal 1999 for Lanier's pro rata share of Harris' overhead expenses. For the four months of fiscal 2000 immediately prior to the Spin-off, this allocation was reduced to $2.3 million to reflect the level of expenses management expected to incur as an independent public company in fiscal 2000. No such charges were allocated to Lanier after the Spin-off.

     Restructuring and Impairment Charge. In the fourth quarter of fiscal 2000, Lanier announced a worldwide restructuring program intended to address issues created by the technology transition within the document management industry. In connection with this program, Lanier recorded a $33.8 million pre-tax charge to earnings or $28.5 million after tax. A total of $22.7 million of the total charge is for severance payments related to the elimination of approximately 460 jobs worldwide. The employees affected by the plan are predominantly in the administration and service areas. Also included is $1.0 million for closing facilities, $4.9 million for exiting certain markets and $5.2 million for the write-down of certain impaired assets.

     The following table presents the status of the restructuring and impairment charge (in millions):

                                                                     CHARGED      ACCRUAL
                                                            TOTAL      TO       BALANCE AT
                                                            CHARGE   ACCRUAL   JUNE 30, 2000
                                                            ------   -------   -------------
Severance and related costs...............................  $22.7     $ 2.8        $19.9
Facility consolidation and exiting certain markets........    5.9       2.2          3.7
Asset impairments.........................................    5.2       5.2           --
                                                            -----     -----        -----
                                                            $33.8     $10.2        $23.6
                                                            =====     =====        =====

     As of June 30, 2000, approximately 177 employees have left Lanier as part of the restructuring program. Management expects that the restructuring program will be completed before the end of fiscal 2001.

     Interest Expense and Other. Interest expense increased $26.4 million, to $49.1 million for fiscal 2000 from $22.7 million for fiscal 1999, reflecting the higher debt level incurred to enable the Spin-off. Other expense for fiscal 2000 totaled $7.7 million, compared to other income of $1.2 million for the prior fiscal year. Differences were principally attributable to the gain on sale of Lanier's electronic medical transcription services, partially offset by a loss on sale of Lanier's direct sales operation in France in fiscal 1999.

     Provision for Income Taxes. Lanier's effective tax rate for fiscal 2000 before the restructuring charge was 39.0%, versus 35.9% for the prior fiscal year. This year's increase in the effective tax rate was primarily attributable to foreign losses for which Lanier was unable to recognize a tax benefit. See Note N -- "Income Taxes" of the accompanying consolidated financial statements.

     Net Income. Net income for fiscal 2000 decreased to $1.2 million from $71.3 million for fiscal 1999. The decrease was principally due to the after-tax impact of the restructuring charge taken in the fourth quarter of $28.5 million. The remaining decline was attributable to declines in revenue and gross margin, as described above, and the additional interest and other expenses incurred as a result of the Spin-off. Net income for U.S. Operations decreased $28.8 million to $28.0 million as compared to $56.8 million from the prior year. Net income for International Operations decreased $17.8 million to a loss of $5.9 million from income of $11.9 million from the prior fiscal year.

     Earnings per Share. Basic and diluted earnings per share amounted to $0.01 for fiscal 2000. This amount was calculated based on 85,164,164 shares, the weighted average number of shares outstanding during the fiscal year, after giving effect to Lanier's December 1999 purchase of 4,826,600 shares pursuant to the Share Repurchase Program. The weighted average number of diluted shares included a dilutive effect of 393,090 shares related to stock option and performance share programs.

FISCAL YEAR ENDED JULY 2, 1999 COMPARED TO FISCAL YEAR ENDED JULY 3, 1998

     Revenue. Revenue increased $180.3 million, or 14.0% to $1,468.6 million for fiscal 1999 from $1,288.3 million for fiscal 1998. This increase was primarily attributable to the Agfa Acquisition, which was completed at the beginning of the first quarter of fiscal 1999.

     Product Sales and Rentals. Product sales and rental revenue increased $85.7 million, or 11.9% to $807.5 million for fiscal 1999 compared to $721.8 million for fiscal 1998. Increased sales and rentals resulting from Agfa private label products were $101.3 million for the fiscal year. The increase in product sales and rental revenues from the Agfa Acquisition was partially offset by increased competition and by the continued market transition from analog to digital copier technology. This transition resulted in a market-wide excess supply of analog copiers, which drove down prices on used and re-manufactured equipment.

     Service Income. Service revenue increased $90.0 million, or 16.9% to $623.0 million for fiscal 1999 from $533.0 for fiscal 1998. This increase was primarily due to the Agfa Acquisition, which contributed $100.2 million of service revenue for the fiscal year.

     Revenue from U.S. Operations decreased by $19.9 million, or 2.2% to $893.3 million for fiscal 1999 from $913.2 million for fiscal 1998. Revenue from International Operations increased $191.2 million, or 50.9% to $566.6 million for fiscal 1999 compared to $375.4 million for fiscal 1998. Sales from Agfa private label products and services in Europe provided $201.5 million for the fiscal year.

     Gross Margin.  Presented below is detailed information on gross margin:

                                                                                      CHANGE
                                                        FISCAL YEAR   FISCAL YEAR   (PERCENTAGE
                                                           1999          1998         POINTS)
                                                        -----------   -----------   -----------
Total Gross Margin....................................     38.9%         41.1%         (2.2)
Product Sales and Rentals Gross Margin................     32.1          37.1          (5.0)
Service Gross Margin..................................     43.9          42.8           1.1

     Gross margin on product sales and rentals revenue declined to 32.1% for fiscal 1999 compared to 37.1% for fiscal 1998. This decline was primarily a result of increased competition on analog products coupled with lower overall margins on digital products. Margins were also impacted by a pre-tax charge to cost of product sales and rentals of $8.0 million in order to write-down obsolete analog and older generation digital product lines to their net realizable values. This action was primarily a result of the shift in technology in the document imaging industry from analog products to digital products at a much more rapid rate than either the industry or Lanier's management had anticipated, resulting in an excess supply of analog and older generation digital products.

     Lanier's sales of used analog products decreased 33% in unit terms during fiscal 1999, while placements of digital products increased by over 300% in unit terms during the same period. This trend accelerated during the third and fourth quarters of fiscal 1999. In the month of April 1999, for the first time, sales of new digital products exceeded sales of new analog products. Lanier also recorded a $2.0 million inventory charge related to a discontinued product line that is described further in Note D -- "Restructuring, Impairment and Other Charges" of the accompanying consolidated financial statements. Service margins increased to 43.9% compared to 42.8% for the prior fiscal year. This increase was the result of reductions in personnel and related compensation expenses following Lanier's restructuring actions which were initiated in fiscal 1998 and completed in fiscal 1999.

     Selling and Administrative Expenses. Selling and administrative expenses increased $28.0 million, or 6.8% to $438.5 million for fiscal 1999 compared to $410.5 million for fiscal 1998. Selling and marketing expenses increased by $19.9 million primarily as a result of the Agfa Acquisition (see Note B -- "Acquisition" of the accompanying consolidated financial statements), but decreased from 16.4% to 15.7% of revenue. General and administrative expenses increased by $10.3 million in total dollars primarily as a result of the Agfa Acquisition, but decreased from 13.9% to 12.9% of revenue.

     Restructuring and Impairment Charge. In fiscal 1998, Lanier recorded an $8.5 million charge ($5.3 million after income tax) for the restructuring of its operations. Restructuring provisions were for the reduction of approximately 350 employees, primarily service and administrative. All employee terminations occurred and costs totaling $8.5 million were paid during fiscal 1999.

     Interest Expense and Other. Interest expense increased to $22.7 million as compared to $8.2 million during fiscal 1998, primarily due to borrowings used to fund the Agfa Acquisition. Other expense, net, decreased $4.1 million for fiscal 1999 over fiscal 1998 primarily due to the gain from sale of Lanier's electronic medical transcription services to MedQuist, offset by an increased provision for doubtful accounts, loss from the sale of Lanier's direct sales operations in France, and write-off of its investment in a technology-related company, which had been significantly impaired due to developments related to this company and Lanier's decision to discontinue the product line which utilized the software sold by the company. Lanier therefore recorded an impairment charge of $7.7 million related to these assets in fiscal 1999, which is described in Note
D -- "Restructuring, Impairment and Other Charges" to the accompanying consolidated financial statements.

     Net Income. Net income increased $8.5 million, or 13.5% to $71.3 million for fiscal 1999 compared to $62.8 million for fiscal 1998. Net income for U.S. Operations increased $10.4 million, or 22.4% to $56.8 million as compared to $46.4 million for fiscal 1998. Net income from International Operations increased $1.1 million, or 10.2% to $11.9 million for fiscal 1999 from $10.8 million during the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     Lanier's operations are funded by cash provided from operating activities and by financing provided under its $682 million of Syndicated Credit Facilities referred to in this document as the Credit Facility, its $248 million U.S. receivable securitization programs and various other credit facilities. As of June 30, 2000, the Credit Facility, the U.S. securitization programs and various other credit facilities had $395.4 million, $209.0 million and $45.5 million outstanding, respectively.

     At June 30, 2000, Lanier's $682 million Credit Facility consisted of three tranches: a $200 million 364-day revolving debt facility, a $32 million 2-year term loan and a $450 million five-year revolving debt facility.

Subsequent to fiscal 2000 year end, the 364-day facility was renewed for 364 days and reduced to $52.6 million. Covenants, restrictions and rates are essentially the same for all three tranches of the Credit Facility.

     In the fourth quarter of fiscal 2000, Lanier paid off $218.0 million of the $250 million term loan, reducing the total balance available under the Credit Facility from $900 million to $682 million. The payments were funded by Lanier's $48 million trade receivable securitization facility, of which $42.5 million was drawn on April 10, 2000, and Lanier's $200 million lease securitization facility, of which $176.5 million was drawn on June 12, 2000. The balance of the term loan is due October 20, 2001.

     On August 2, 2000, Lanier amended its Credit Facility agreements and lease securitization facility to modify certain covenants effective as of June 30, 2000. Lanier also renewed its 364-day facility and reduced the availability from $200 million to $52.6 million effective August 2, 2000. Also, subsequent to the end of fiscal 2000, Lanier reduced the U.S. lease securitization facility to $190 million. Including these changes, Lanier has borrowing capacity of $534.6 million under its Credit Facility, $48 million under its trade receivable securitization facility, $190 million under its lease securitization facility and approximately $30 million available under various other facilities.

     At June 30, 2000, Lanier had total borrowings under the Credit Facility of $395.4 million. A total of $32.0 million was advanced under the term loan, $363.4 million was advanced under the 5-year revolver and there were no borrowings under the 364-day revolver.

     The Credit Facility agreements, as amended, contain financial covenants. In particular, the Credit Facility agreements contain: (1) a covenant regarding maintenance of a leverage ratio, which is defined as total debt divided by earnings before interest, taxes, depreciation and amortization or EBITDA; (2) an interest coverage covenant, which is defined as earnings before interest, taxes, depreciation, amortization and rental expense or EBITDAR divided by interest and rental expense; and (3) a minimum net worth covenant. The Credit Facility agreements do not allow Lanier to pay dividends or make other distributions, or to redeem, purchase or otherwise acquire shares of its capital stock. The Credit Facility agreements contain covenants limiting total acquisitions in any fiscal year to $10 million. This limit increases to $50 million as Lanier lowers its leverage ratio.

     Additionally, the Credit Facility agreements contain covenants which, among other things, require production of financial statements, notice of material litigation and material governmental and environmental proceedings, compliance with laws and contractual obligations, payment of taxes, maintenance of insurance and limit the incurrence of additional indebtedness, mergers, consolidations and sales of assets, dividends, prepayment of other debt, investments, capital expenditures, sales and leaseback transactions and transactions with affiliates. The Credit Facility agreements also contain customary events of default, including payment defaults, inaccuracies of representations and warranties, violation of covenants and cross defaults to other indebtedness.

     Indebtedness under the Credit Facility is guaranteed by Lanier's domestic and foreign subsidiaries, and will be secured by a pledge of the capital stock of certain subsidiaries and certain personal property in the United States. Lanier may also incur additional indebtedness under the Credit Facilities from time to time for general corporate purposes, including working capital, capital expenditures and future acquisitions.

ANALYSIS OF CASH FLOWS

     Net cash provided by operating activities in fiscal 2000 increased $105.4 million to $163.0 million from $57.6 million for the prior fiscal year. The increase was driven by reductions in accounts receivable and inventory and was partially offset by a one-time increase in accounts payable in fiscal 1999 resulting from a change in the mix of vendors as well as a change in negotiated payment terms with certain vendors.

     In fiscal 2000, the following net changes in assets and liabilities impacted operating cash flow: (1) a decrease in trade receivables of $26.0 million primarily due to lower sales; (2) a decrease in intercompany accounts of $34.7 million prior to the Spin-off; (3) a decrease in payables of $28.3 million attributable to settling in the current fiscal year unusually high prior year-end balances from trade vendors as a result of backlog of digital products during the fourth quarter of fiscal 1999; (4) a net use of cash of $14.1 million from net changes in income taxes primarily as a result of the Spin-off; and (5) a decrease in inventories of $10.6 million resulting from Lanier's continued emphasis on improving asset management.

     Capital expenditures for fiscal 2000 were $19.5 million for property, plant and equipment and $79.0 million for rental equipment, compared to $21.6 million and $63.5 million, respectively, for the comparable periods for the prior fiscal year. During fiscal 1999, $168.3 million was used for the Agfa Acquisition.

     Cash used in financing activities in fiscal 2000 was $75.0 million, compared to cash provided by financing activities of $90.1 million for fiscal 1999. Fiscal 1999 reflected net borrowings used for the Agfa Acquisition. Proceeds from borrowings under credit facilities for fiscal 2000 totaled $1,058.5 million. This amount includes net borrowings of $591.0 million under the Credit Facility to fund $573.6 million of cash payments to Harris in connection with the Spin-off and $17.4 million for share repurchases pursuant to the Share Repurchase Program. The remainder of the borrowings were used to fund working capital requirements. Repayments under various credit facilities in fiscal 2000 were $542.5 million, primarily related to short-term working capital requirements.

     Lanier has no material commitments other than supply agreements with vendors. Lanier will continue to make additional investments in facilities, equipment and computer equipment to support revenue requirements. Cash flow from operations, together with anticipated borrowing under existing arrangements, is expected to adequately finance operating cash requirements and capital expenditures during this fiscal year. Lanier expects to fund future acquisitions, if any, and long-term growth primarily with cash flows from operations and borrowings under the Credit Facility.

EURO CONVERSION

     On January 1, 1999, certain member nations of the European Monetary Union, or EMU, adopted a common currency, the Euro. For a three-year transition period, both the Euro and individual participants' currencies will remain in circulation. After January 1, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro affects many financial systems and business applications as the commerce of these nations will be transacted in both the Euro and the existing national currency. Approximately 19% of Lanier's revenue for fiscal 2000 was derived from EMU countries. For fiscal 1999, Lanier derived approximately 21% of its revenue from EMU countries.

     Lanier is currently addressing Euro-related issues and its impact on information systems, currency exchange rate risk, taxation, contracts, competition, and pricing. To date, Lanier has not experienced an adverse impact or material expense related to the adoption of the Euro. All costs associated with the adoption of the Euro have been expensed as incurred. Lanier has implemented the Euro-compliant version of the European financial systems. A phased approach has been adopted whereby Lanier's EU countries will be converted to Euro as base currency by the fourth quarter of fiscal 2001. Several manual-billing processes will also be automated in the same timeframe.

SEASONALITY

     Lanier's business is somewhat seasonal as a result of its sales incentive programs with the strongest revenue and profit occurring in the second and fourth quarters. The results of operations for any interim quarter are not necessarily indicative of results for a full year.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Impact of Foreign Exchange. Lanier's international sales are generally denominated in the currency of the foreign entities, which exposes it to fluctuations in foreign currency exchange rates and to other material risks associated with international operations. Lanier's primary foreign currency market exposures include the Japanese yen, Euro, and Australian dollar. Historically, earnings have not been adversely impacted by currency fluctuations. Currency risk associated with foreign investments has been mitigated by operating expenses and liabilities denominated in local functional currencies. In addition, Lanier utilizes exchange rate agreements, which provide limited protection against currency exchange risks. Factors that could impact the effectiveness of the hedging program include volatility of currency markets and the cost and availability of hedging instruments. A ten-percent adverse change in currency exchange rates for foreign currency derivatives held at June 30, 2000 would have an impact of approximately $4.5 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of foreign denominated assets, liabilities, and firm commitments.

     Lanier is exposed to currency transaction risk on certain purchases of inventory from foreign suppliers primarily in Japan. Historically, gains and losses resulting from currency rate fluctuations have not had a material effect on results of operations. However, Lanier's risk exposure may increase as international sales increase in volume and geographic distribution. The impact of translating the assets and liabilities of international operations into U.S. dollars is included as a component of stockholder equity.

     Interest Rate Risk. Lanier is exposed to changes in interest rates, primarily as a result of short-term and long-term debt with both fixed and floating interest rates. Lanier uses interest rate swap agreements to hedge its exposure to the change in interest rates on floating rate debt. Lanier has used interest rate swap agreements to effectively fix the LIBOR rate on $187,500,000 of variable rate borrowings. If market interest rates had averaged 1.0% more than actual rates in fiscal 2000, Lanier's interest expense, after considering the effects of interest rate swap agreements, would have increased, and income before taxes would have decreased, by approximately $3.6 million. Comparatively, if market interest rates had averaged 1.0% more than actual rates in fiscal 1999, Lanier's interest expense would have increased, and income before taxes would have decreased by approximately $1.5 million. These amounts are determined by considering the impact of the hypothetical interest rates on Lanier's borrowing costs and interest rate swap agreements. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.

     Allscripts Inc. Common Stock and Equity Collars. Lanier received 284,241 shares of common stock of Allscripts, Inc. (MDRX) as partial compensation of its divestment of its equity in MasterChart, Inc. in the fourth quarter of fiscal 2000. Lanier is restricted from selling this stock until the fourth quarter of fiscal 2001. Lanier has entered into equity collars for all shares owned maturing in the fourth quarter of fiscal 2001 which effectively limit the value of Lanier's investment to a range of $27.44 to $34.08 per share. For any decrease in value of the Allscripts stock below $27.44 per share, Lanier would exercise the collars to realize the $27.44 value and for any increase above $34.08 per share, the swap counterparty would exercise the collars to limit Lanier from selling higher than the $34.08 value. At June 30, 2000, Lanier carried the stock and collars in Other Assets at fair value of $7.9 million with a deferred loss of $1.2 million, net of tax, in Accumulated Other Comprehensive Loss. See Note P -- "Financial Instruments" of the accompanying consolidated financial statements).

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed on page F-1 of this report are filed as part of this report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The section under the headings "Election of Directors" of the Proxy Statement for the Annual Meeting of Shareholders to be held October 26, 2000 (the "Proxy Statement") is incorporated herein by reference. See Item X in Part I hereof for information regarding executive officers of the Registrant. The section of the Proxy Statement under the heading entitled "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The section under the heading "Executive Compensation" of the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section under the heading "Common Stock Ownership by Management and Principal Stockholders" of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section under the heading "Certain Transactions" of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules

     The financial statements listed on page F-1 of this report are filed as part of this report on the pages indicated.

     (b) Reports on Form 8-K

     No Reports on Form 8-K were filed in the fourth quarter of fiscal 2000.

     (c) Exhibits

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
 2.1       --  Agreement and Plan of Distribution, dated October 22, 1999, by and between the Registrant and Harris Corporation
               (incorporated herein by reference to Exhibit 2.1 to the Form
               8-K filed by the Registrant on November 12, 1999).
 3.1       --  Amended and Restated Certificate of Incorporation of the
               Registrant (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant on November 12,
               1999).
 3.2       --  Amended and Restated By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Form 8-K filed by the Registrant on November 12, 1999).
 4.1       --  Stockholder Protection Rights Agreement, dated November 5,
               1999, between the Registrant and ChaseMellon Shareholder
               Services, LLC (incorporated herein by reference to Exhibit
               4.1 to the Form 8-K filed by the Registrant on November 12,
               1999).
10.1       --  Tax Disaffiliation Agreement, dated November 5, 1999,
               between the Registrant and Harris Corporation (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on November 12, 1999).
10.2       --  Registration Rights Agreement, dated November 5, 1999, between the Registrant and Harris Corporation (incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant on November 12, 1999).
10.3       --  Intellectual Property License Agreement, dated November 5,
               1999, between the Registrant and Harris Corporation
               (incorporated herein by reference to Exhibit 10.4 to the
               Form 8-K filed by the Registrant on November 12, 1999).
10.4       --  364-Day Credit Agreement, dated October 20, 1999, among the
               Registrant and various banks (incorporated herein by
               reference to Exhibit 10.2B to the Registration Statement on
               Form 10 (File No. 1-15139)).
10.5*      --  Amendment No. 1 to the 364-Day Credit Agreement, dated as of
               November 4, 1999, among the Registrant and certain banks.

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
10.6*      --  Amendment No. 2 to the 364-Day Credit Agreement, dated as of
               December 31, 1999, among the Registrant and certain banks.
10.7*      --  Amendment No. 3 to the 364-Day Credit Agreement, dated as of
               March 31, 2000, among the Registrant and certain banks.
10.8*      --  Amendment No. 4 to the 364-Day Credit Agreement, dated as of
               August 2, 2000, among the Registrant and certain banks.
10.9*      --  Amended and Restated 5-Year Credit Agreement, dated as of
               December 31, 1999, among the Registrant and certain banks.
10.10*     --  Amendment No. 1 to the Amended and Restated 5-Year Credit
               Agreement, dated as of March 31, 2000, among the Registrant and certain banks.
10.11*     --  Amendment No. 2 to the Amended and Restated 5-Year Credit
               Agreement, dated as of August 2, 2000, among the Registrant and certain banks.
10.12      --  Credit and Security Agreement, dated as of March 31, 2000, among Lanier Trade Funding LLC, the Registrant, Lanier
               Collections Limited Partnership, Blue Ridge Asset Funding
               Corporation and Wachovia Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2000, filed by the Registrant on May 11,
               2000).
10.13      --  Performance Guaranty, dated as of March 31, 2000, by
               Registrant (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2000, filed by the Registrant on May 11, 2000).
10.14      --  Form of Stock Incentive Plan (incorporated herein by
               reference to Exhibit 10.7 to the Registration Statement on
               Form 10 (File No. 1-15139)).
10.15      --  Lanier Worldwide, Inc. Supplemental Retirement Savings Plan
               (incorporated herein by reference to Exhibit 10.8 to the
               Registration Statement on Form 10 (File No. 1-15139)).
10.16      --  Lanier Worldwide, Inc. Supplemental Executive Retirement
               Plan (incorporated herein by reference to Exhibit 10.9 to
               the Registration Statement on Form 10 (File No. 1-15139)).
10.17      --  Form of Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on
               Form 10 (File No. 1-15139)).
10.18      --  Form of Amended and Restated Key Contributor Incentive Plan
               (incorporated herein by reference to Exhibit 10.12 to the
               Registration Statement on Form 10 (File No. 1-15139)).
10.19      --  Form of Amended and Restated Long-term Incentive Plan for
               Key Employees (incorporated herein by reference to Exhibit
               10.13 to the Registration Statement on Form 10 (File No.
               1-15139)).
10.20      --  Pension Equity Plan (incorporated herein by reference to
               Exhibit 10.15 to the Registration Statement on Form 10 (File
               No. 1-15139)).
10.21      --  Savings Incentive Plan (incorporated herein by reference to
               Exhibit 10.16 to the Registration Statement on Form 10 (File
               No. 1-15139)).
10.22      --  Form of Lanier Worldwide, Inc. Deferred Compensation Plan
               for Directors (incorporated herein by reference to Exhibit
               10.17 to the Registration Statement on Form 10 (File No.
               1-15139)).
10.23      --  Lanier Worldwide, Inc. Performance Share Award Agreement
               Terms and Conditions, and Schedule thereto (incorporated
               herein by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended December 31, 1999, filed by the Registrant on
               February 8, 2000).
10.24      --  Lanier Worldwide, Inc. Save to Accumulate Retirement (STAR$)
               Plan, as amended and restated December 1, 1999 (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended December 31, 1999, filed by the Registrant on
               February 8, 2000).
21.1*      --  Subsidiaries of the Registrant.
23.1*      --  Consent of Independent Auditors
27.1*      --  Financial Data Schedule (for SEC use only)

---------------

* Filed herewith

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of September, 2000.

                                          LANIER WORLDWIDE, INC.
                                          (Registrant)

                                          By:    /s/ WESLEY E. CANTRELL
                                            ------------------------------------
                                                     Wesley E. Cantrell
                                              Chairman of the Board and Chief
                                                      Executive Officer
                                               (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on September 15, 2000.

                      SIGNATURE                                                TITLE
                      ---------                                                -----

               /s/ WESLEY E. CANTRELL                      Chairman of the Board and Chief Executive
-----------------------------------------------------      Officer
                 Wesley E. Cantrell

                 /s/ C. LANCE HERRIN                       President, Chief Operating Officer and
-----------------------------------------------------      Director
                   C. Lance Herrin

               /s/ JAMES A. MACLENNAN                      Executive Vice President and Chief Financial
-----------------------------------------------------      Officer (Principal Financial Officer)
                 James A. MacLennan

               /s/ STEVEN R. MCBRAYER                      Vice President and Corporate Controller
-----------------------------------------------------
                 Steven R. McBrayer

                /s/ SIDNEY E. HARRIS                       Director
-----------------------------------------------------
                  Sidney E. Harris

                 /s/ DAVID H. HUGHES                       Director
-----------------------------------------------------
                   David H. Hughes

                /s/ AMOS R. MCMULLIAN                      Director
-----------------------------------------------------
                  Amos R. McMullian

             /s/ CLARENCE B. ROGERS, JR.                   Director
-----------------------------------------------------
               Clarence B. Rogers, Jr.

                  /s/ JOHN F. WARD                         Director
-----------------------------------------------------
                    John F. Ward

                             LANIER WORLDWIDE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets at June 30, 2000 and July 2,
  1999......................................................  F-3
Consolidated Statements of Income for the years ended June
  30, 2000, July 2, 1999 and July 3, 1998...................  F-4
Consolidated Statements of Cash Flows for the years ended
  June 30, 2000, July 2, 1999 and July 3, 1998..............  F-5
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended June 30, 2000, July 2, 1999 and July
  3, 1998...................................................  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Lanier Worldwide, Inc.

     We have audited the accompanying consolidated balance sheets of Lanier Worldwide, Inc. and subsidiaries as of June 30, 2000 and July 2, 1999 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lanier Worldwide, Inc. and subsidiaries at June 30, 2000, and July 2, 1999, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP
Atlanta, Georgia
August 2, 2000

                    LANIER WORLDWIDE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,     JULY 2,
                                                                 2000         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                       ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $    8,651   $   18,209
  Trade receivables.........................................     323,129      348,604
  Receivable from Harris....................................          --      194,521
  Inventories...............................................     155,790      166,404
  Prepaid expenses..........................................      18,146       17,107
  Deferred income taxes.....................................      39,318       39,276
                                                              ----------   ----------
          Total current assets..............................     545,034      784,121
OTHER ASSETS
  Rental equipment, less allowance for depreciation
     ($234,712 in 2000 and $205,232 in 1999)................     125,793      140,718
  Property, plant and equipment, less allowance for
     depreciation...........................................      40,180       42,755
  Notes receivables-net.....................................     203,170      203,657
  Intangibles, less accumulated amortization ($34,039 in
     2000 and $28,229 in 1999)..............................     108,250      125,504
  Other non-current assets..................................      27,700       40,953
                                                              ----------   ----------
          Total other assets................................     505,093      553,587
                                                              ----------   ----------
          TOTAL ASSETS......................................  $1,050,127   $1,337,708
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable.............................................  $  259,073   $  138,011
  Trade payables............................................      58,494       86,815
  Accrued compensation......................................      42,381       39,066
  Accrued interest and sundry taxes.........................      19,344       21,772
  Other accrued items.......................................      44,891       33,610
  Unearned service income...................................      54,045       57,898
  Income taxes..............................................       6,822       15,460
  Long-term debt -- current portion.........................       1,185        2,582
                                                              ----------   ----------
          Total current liabilities.........................     486,235      395,214
OTHER LIABILITIES
  Deferred income taxes.....................................      10,798       16,170
  Retirement plan accounts..................................      38,705       38,964
  Long-term debt............................................     389,619        4,622
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value: authorized 25,000,000
     shares, issued -- none.................................          --           --
  Common stock, $.01 par value, 500,000,000 shares
     authorized; 87,851,196 shares issued and outstanding at
     June 30, 2000; and $1.00 par value, 1,000,000 shares
     authorized; 41,893 shares issued and outstanding at
     July 2, 1999...........................................         879           42
  Additional paid-in capital................................     195,702      329,679
  Retained earnings (deficit)...............................     (12,541)     586,556
  Accumulated other comprehensive loss......................     (41,861)     (33,539)
  Treasury stock............................................     (17,409)          --
                                                              ----------   ----------
          Total stockholders' equity........................     124,770      882,738
                                                              ----------   ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $1,050,127   $1,337,708
                                                              ==========   ==========

                 See Notes to Consolidated Financial Statements

                    LANIER WORLDWIDE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                         FISCAL YEAR ENDED
                                                             ------------------------------------------
                                                               JUNE 30,       JULY 2,        JULY 3,
                                                                 2000           1999           1998
                                                             ------------   ------------   ------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUE
  Product sales and rentals................................   $  721,362     $  807,468     $  721,791
  Service income...........................................      561,493        623,020        532,986
  Finance income...........................................       42,790         38,132         33,558
                                                              ----------     ----------     ----------
                                                               1,325,645      1,468,620      1,288,335
COST AND EXPENSES
  Cost of product sales and rentals........................      522,854        547,929        453,968
  Cost of service..........................................      311,960        349,448        304,901
  Selling and administrative expenses......................      385,316        438,516        410,452
  Restructuring and impairment charges.....................       33,821             --          8,500
  Interest expense.........................................       49,071         22,692          8,236
  Other -- net.............................................        7,743         (1,235)         2,877
                                                              ----------     ----------     ----------
                                                               1,310,765      1,357,350      1,188,934
                                                              ----------     ----------     ----------
  Income before income taxes...............................       14,880        111,270         99,401
  Income taxes.............................................       13,677         40,000         36,604
                                                              ----------     ----------     ----------
NET INCOME.................................................   $    1,203     $   71,270     $   62,797
                                                              ==========     ==========     ==========
Weighted average number of shares outstanding..............       85,164
Basic earnings per share...................................   $     0.01
                                                              ==========
Weighted average number of shares outstanding, assuming
  dilution.................................................       85,557
Diluted earnings per share.................................   $     0.01
                                                              ==========

                 See Notes to Consolidated Financial Statements

                    LANIER WORLDWIDE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      FISCAL YEAR ENDED
                                                              ---------------------------------
                                                               JUNE 30,     JULY 2,    JULY 3,
                                                                 2000        1999        1998
                                                              ----------   ---------   --------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
Net Income..................................................  $    1,203   $  71,270   $ 62,797
Adjustments to Net Income:
  Gain on sale of businesses................................          --     (21,532)        --
  Gain on sale of other assets..............................      (7,884)         --         --
  Depreciation..............................................     102,460     109,832     72,838
  Amortization..............................................       6,813       9,910      6,326
  Restructuring and impairment charges net of cash
     payments...............................................      31,033      (8,500)     8,500
  Non-current deferred income taxes.........................      (5,372)    (21,896)     5,270
Changes in assets and liabilities:
  Trade receivables.........................................      25,962      31,749      8,730
  Receivable from Harris....................................      34,715    (180,194)    54,637
  Inventories...............................................      10,614      61,897      3,151
  Prepaid expenses..........................................      (1,039)     (8,345)    (1,077)
  Trade payables and accrued liabilities....................     (40,070)     (3,887)   (22,059)
  Unearned service income...................................      (3,853)    (42,199)   (19,194)
  Income taxes..............................................      (8,680)     25,775    (11,574)
  Other.....................................................      17,084      33,689    (21,985)
                                                              ----------   ---------   --------
Net cash provided by operating activities...................     162,986      57,569    146,360
INVESTING ACTIVITIES
Proceeds from sale of businesses............................         300      34,030         --
Proceeds from sale of other assets..........................       6,078          --         --
Capital expenditures:
  Cash paid for acquired businesses.........................          --    (171,117)   (13,966)
  Property, plant and equipment.............................     (19,493)    (21,557)   (15,837)
  Rental equipment..........................................     (79,007)    (63,466)   (68,622)
                                                              ----------   ---------   --------
Net cash used in investing activities.......................     (92,122)   (222,110)   (98,425)
FINANCING ACTIVITIES
Proceeds from borrowings....................................   1,058,509     108,026     62,596
Payments of borrowings......................................    (542,468)    (17,963)   (46,856)
Payments to Harris..........................................    (573,634)         --         --
Purchase of treasury stock..................................     (17,409)         --         --
                                                              ----------   ---------   --------
Net cash (used in) provided by financing activities.........     (75,002)     90,063     15,740
Effect of exchange rates on cash and cash equivalents.......      (5,420)      5,591      4,774
                                                              ----------   ---------   --------
(Decrease) increase in cash and cash equivalents............      (9,558)    (68,887)    68,449
Cash and cash equivalents at beginning of year..............      18,209      87,096     18,647
                                                              ----------   ---------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $    8,651   $  18,209   $ 87,096
                                                              ==========   =========   ========

Supplementary disclosure:
Non-cash investing activity:
  Acquired stock of Allscripts, Inc. in exchange for
     divestment of equity in MasterChart, Inc...............  $    9,913          --         --
                                                              ==========   =========   ========

                 See Notes to Consolidated Financial Statements

                    LANIER WORLDWIDE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                       FISCAL YEAR ENDED
                                 --------------------------------------------------------------
                                    JUNE 30, 2000          JULY 2, 1999         JULY 3, 1998
                                 --------------------   ------------------   ------------------
                                               (IN THOUSANDS, EXCEPT SHARE DATA)
COMMON STOCK
Balance at beginning of year...  $      42              $     42             $     42
Shares redeemed at Spin-off....        (42)                   --                   --
Shares issued to stockholders
  (87,851,196 shares) at
  Spin-off.....................        879                    --                   --
                                 ---------              --------             --------
Balance at end of year.........        879                    42                   42
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year...    329,679               313,054              313,054
Capital contribution from
  Harris.......................                           16,625
Forgiveness of receivable from
  Harris and distribution
  related to Spin-off..........   (186,275)                   --                   --
Common stock issued to
  stockholders at Spin-off.....       (879)                   --                   --
Reclassification of remaining
  retained earnings to
  additional paid-in capital at
  Spin-off.....................     53,177                    --                   --
                                 ---------              --------             --------
Balance at end of year.........    195,702               329,679              313,054
RETAINED EARNINGS (DEFICIT)
Balance at beginning of year...    586,556               521,578              458,781
Net income prior to Spin-off...     13,744   $ 13,744     71,270   $71,270     62,797   $62,797
Net loss subsequent to
  Spin-off.....................    (12,541)   (12,541)        --                   --
Dividend paid to Harris........   (547,123)               (6,292)
Reclassification of remaining
  retained earnings to
  additional paid-in capital at
  Spin-off.....................    (53,177)                   --                   --
                                 ---------              --------             --------
Balance at end of year.........    (12,541)              586,556              521,578
ACCUMULATED OTHER COMPREHENSIVE
  LOSS
Balance at beginning of year...    (33,539)              (31,017)             (21,720)
Foreign currency translation
  adjustments..................     (7,141)    (7,141)    (2,522)   (2,522)    (9,297)   (9,297)
Unrealized holding loss on
  available-for-sale securities
  and related hedge, net of
  income tax of $755...........     (1,181)    (1,181)                  --                   --
                                             --------              -------              -------
Total comprehensive (loss)
  income.......................              $ (7,119)             $68,748              $53,500
                                 ---------   ========   --------   =======   --------   =======
Balance at end of year.........    (41,861)              (33,539)             (31,017)
TREASURY STOCK
Balance at beginning of year...         --                    --                   --
Purchase of treasury stock
  (4,826,600 shares)...........    (17,409)                   --                   --
                                 ---------              --------             --------
Balance at end of year.........    (17,409)                   --                   --
                                 ---------              --------             --------
TOTAL STOCKHOLDERS' EQUITY.....  $ 124,770              $882,738             $803,657
                                 =========              ========             ========

                 See Notes to Consolidated Financial Statements

                    LANIER WORLDWIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

NOTE A.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The consolidated financial statements include the accounts of Lanier Worldwide, Inc. and Subsidiaries ("Lanier"). Lanier is engaged in the selling and leasing of office equipment products and provides related services to this marketplace. Prior to November 1999, Lanier was a wholly-owned subsidiary of Harris Corporation ("Harris"). On November 5, 1999, Lanier was spun-off as a separate publicly traded company (the "Spin-off"). These statements have been prepared in conformity with generally accepted accounting principles and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant intercompany transactions and accounts have been eliminated.

     Corporate allocation of expenses charged by Harris in fiscal 2000 was $2.3 million. This was based upon a pro-rata share of $7.0 million, management's estimate of the cost to perform these services on a stand-alone basis. Corporate expense allocations charged by Harris in fiscal 1999 and fiscal 1998 were based on a percentage of Lanier's net sales. These amounts were $25.0 million in fiscal 1999 and $22.6 million in fiscal 1998. Estimated charges include administration expenses such as legal and audit services, risk management, investor relations and board of director's charges. In the opinion of management, the allocation methods used are reasonable. Interest expense is provided on direct borrowings of Lanier. Interest expense of Harris was not allocated to Lanier. It is not practicable to estimate what stockholders' equity would have been if Lanier had operated as an unaffiliated entity.

     Fiscal Year. Fiscal years end on the Friday nearest June 30. The 2000 and 1999 fiscal years included 52 weeks while 1998 fiscal year included 53 weeks.

     Cash Equivalents. Cash equivalents are temporary cash investments with a maturity of three months or less when purchased. These investments include accrued interest and are carried at the lower of cost or market.

     Credit Policy. Lanier performs periodic credit evaluations of its customers' financial positions and generally does not require collateral, except in the case of certain leases in which Lanier maintains a security interest in the leased equipment.

     Inventories. Inventories are carried at the lower of cost, determined by the First-In, First-Out (FIFO) method, or market.

     Rental Equipment. Rental equipment and service parts are carried on the basis of cost. Depreciation is computed by the straight-line method using estimated useful lives of 3 to 5 years.

     Buildings, Machinery and Equipment. Buildings, machinery and equipment are carried on the basis of cost. Depreciation is computed by the straight-line method using the estimated useful lives of the assets. Buildings are depreciated over 35 years and machinery and equipment is depreciated over periods ranging from 3 to 7 years.

                    LANIER WORLDWIDE, INC. AND SUBSIDIARIES

     Basic and Diluted Earnings per Share. Earnings per share information is provided only for periods ending subsequent to November 5, 1999, the date of the Spin-off. The following table sets forth the computation of basic and diluted earnings per share in fiscal 2000 (In thousands except per share data):

Numerator:
  Net Income................................................  $ 1,203
Denominator:
  Denominator for basic earnings per share-weighted average
     shares.................................................   85,164
  Effect of dilutive stock options..........................      393
                                                              -------
Denominator for diluted earnings per share-weighted average
  shares and assumed conversions............................   85,557
                                                              =======
Basic earnings per share....................................  $  0.01
                                                              =======
Diluted earnings per share..................................  $  0.01
                                                              =======

     Options to purchase shares of common stock for which the exercise price exceeded the market price were excluded from the dilutive earnings per share calculation in fiscal 2000 because their effect would have been anti-dilutive.

     Revenue Recognition. Revenue is recognized from sales when products are shipped to customers, from rentals as they accrue, and from services and maintenance when performed. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts.

     Advertising. Advertising and promotional costs are expensed when incurred. Advertising expense was $10.0 million in fiscal 2000, $15.6 million in fiscal 1999, and $13.5 million in fiscal 1998.

     Income Taxes. Lanier follows the liability method of accounting for income taxes and was included with Harris in a consolidated federal income tax return until the date of the Spin-off. Harris required Lanier to provide taxes on pre-tax income at applicable statutory rates. Deferred income taxes resulting from temporary differences between the financial statements and the tax basis of assets and liabilities are separately classified on the balance sheets.

     Asset Impairment. Lanier accounts for long-lived asset impairment under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, Lanier estimates the future cash flows expected to result from the use of the asset. If the sum of the estimated expected cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the estimated fair value of the asset. Long-lived assets to be disposed of are recorded at the lower of their carrying amount or estimated fair value less cost to sell.

     Intangibles. Intangibles resulting from acquisitions are being amortized by the straight-line method principally over periods between 15 and 40 years.

     Derivatives. Lanier enters into a variety of derivative transactions. Generally, Lanier designates at inception that derivatives hedge risks associated with specific assets, liabilities or future commitments and monitors each derivative to determine if it remains an effective hedge. The effectiveness of the derivative as a hedge is based on a high correlation between changes in its value and changes in the value of the underlying hedged item. Lanier includes in operations amounts received or paid when the underlying transaction settles. Lanier does not enter into or hold derivatives for trading or speculative purposes.

                    LANIER WORLDWIDE, INC. AND SUBSIDIARIES

     Lanier uses interest rate swap agreements to manage the interest rate characteristics of a portion of its outstanding debt and to limit Lanier's exposure to rising interest rates. Amounts to be received or paid as a result of interest rate swap agreements are accrued and recognized as an adjustment to interest expense related to the designated debt. Gains or losses on terminations of interest rate swap agreements are deferred and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of terminated swap agreements. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income at the time of the extinguishment.

     When Lanier sells products outside the United States or enters into purchase commitments, transactions are frequently denominated in currencies other than U.S. dollars. To minimize the impact on revenue and cost from currency fluctuations, Lanier enters into currency forward exchange agreements and option contracts that qualify for hedge accounting treatment. It is Lanier's policy not to speculate in foreign currencies. Currency forward exchange agreements and option contracts are designated as, and are effective as, hedges of foreign currency commitments. In addition, these agreements are consistent with the designated currency of the underlying transaction and mature on or before the underlying transaction. Gains and losses on currency forward exchange agreements and option contracts that qualify as hedges are deferred and recognized as an adjustment of the carrying amount of the hedged asset, liability or commitment. Gains and losses on currency forward exchange agreements and option contracts that do not qualify as hedges are recognized in income based on changes in the fair market value of the currency forward exchange and option contracts agreement.

     Foreign Currency Translation. The functional currency for international subsidiaries is the local currency. Assets and liabilities are translated at current rates of exchange, and income and expense items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive loss.

     New Accounting Standard. In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The statement establishes standards for recording derivative financial instruments and the recognition of gains or losses resulting from changes in the fair values of those instruments. Lanier adopted FAS 133 on July 1, 2000. The impact of FAS 133 implementation to Lanier was not material.

     Reclassifications. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year presentation.

NOTE B.  ACQUISITION

     On July 9, 1998, Lanier acquired the Copy System Division of the Agfa-Gevaert Group which is a member of the Bayer Group, Leverkusen, Germany (the "Agfa Acquisition"). The transaction was accounted for as an asset purchase. The purchase price, which is subject to adjustment, was $168.3 million in cash. The purchase price exceeded the fair value of net assets acquired by approximately $46.0 million, which is being amortized on a straight-line basis over 20 years. The results of the Agfa Acquisition are included in the accompanying consolidated financial statements from the date of acquisition.

     The following summarized unaudited pro forma combined financial information assumes the acquisition had occurred at the beginning of each period (in thousands):

                                                              FISCAL YEAR    FISCAL YEAR
                                                                 ENDED          ENDED
                                                              JULY 2, 1999   JULY 3, 1998
                                                              ------------   ------------
Net sales...................................................   $1,430,448     $1,519,754
Net income..................................................       71,270         66,021

                    LANIER WORLDWIDE, INC. AND SUBSIDIARIES

     Pro forma results include the effects of purchase accounting adjustments and additional interest expense as if the debt incurred in connection with the acquisition had been outstanding from the beginning of each period. The pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future results of combined operations.

NOTE C.  SALE OF BUSINESS

     In May 1999, Lanier sold its electronic medical transcription services business for approximately $34 million. The resulting pre-tax gain of $21.5 million is reflected in Other Income in the accompanying fiscal year 1999 consolidated statement of income.

NOTE D.  RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

     In the fourth quarter of fiscal 2000, Lanier announced a worldwide restructuring program intended to address issues created by the technology transition within the document management industry. In connection with this program, Lanier recorded a $33.8 million pre-tax charge to earnings ($28.5 million after tax). A total of $22.7 million of the total charge is for severance payments related to the elimination of approximately 460 jobs worldwide. The employees affected by the plan are predominantly in the administration and service areas. Also included is $1.0 million for closing facilities and $4.9 million for exiting certain markets. An additional $5.2 million relates to the write-down of goodwill for one of Lanier's foreign subsidiaries as management determined that the carrying value of this goodwill was not recoverable from future expected cash flows.

     The following table presents the status of the restructuring and impairment charge (in thousands):

                                                                   CHARGED      ACCRUAL
                                                          TOTAL      TO       BALANCE AT
                                                         CHARGE    ACCRUAL   JUNE 30, 2000
                                                         -------   -------   -------------
Severance and related costs............................  $22,702   $ 2,788      $19,914
Facility consolidation and exiting certain markets.....    5,906     2,162        3,744
Asset impairments......................................    5,213     5,213           --
                                                         -------   -------      -------
                                                         $33,821   $10,163      $23,658
                                                         =======   =======      =======

     As of June 30, 2000, approximately 177 employees have left Lanier as part of the restructuring program. Management expects that the restructuring program will be completed before the end of fiscal 2001.

     In fiscal 1999, Lanier recorded a $7.7 million charge related to its investment in a technology-related company (the "investee"). This charge was divided into three components: (1) a $4.0 million equity investment; (2) a $1.7 million licensing agreement; and (3) a $2.0 million write-down of inventory of a product line which utilized software developed by the investee. In the fourth quarter of fiscal 1999, Lanier management decided to exit this product line because a competitor's software technology had become the industry standard, the investee's product technology had become obsolete, and Lanier's product line was no longer marketable, rendering Lanier's equity investment not marketable. On the basis of APB No. 18. paragraph 6, Lanier concluded that the decline in the fair value of the equity investment was permanent, and accordingly, wrote-off the investment to Other Expense in the fourth quarter of fiscal 1999. Additionally, Lanier expensed the unamortized portion of the licensing agreement to Selling and Administrative Expenses and wrote-off the remaining inventory less scrap value, to Cost of Product Sales in connection with the decision to exit the product line.

     In fiscal 1998, Lanier recorded an $8.5 million charge ($5.3 million after tax) for the restructuring of its operations. Restructuring provisions were for the reduction of approximately 350 employees, primarily service

                    LANIER WORLDWIDE, INC. AND SUBSIDIARIES
and administrative. All employee terminations occurred and costs totaling $8.5 million were paid during fiscal 1999.

NOTE E.  TRADE RECEIVABLES

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Accounts receivable.........................................  $245,646   $280,749
Notes receivable due within one year-net....................    98,816     89,075
                                                              --------   --------
                                                               344,462    369,824
Less allowances for collection losses.......................    21,333     21,220
                                                              --------   --------
                                                              $323,129   $348,604
                                                              ========   ========

     In May 1999, Lanier entered into an asset-backed securitization program with a bank which provides for the sale of up to $50 million of eligible trade receivables of designated European subsidiaries. Lanier accounts for the sale of receivables under this securitization program in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Receivables sold under this program are excluded from accounts receivable in the Consolidated Balance Sheets. As of June 30, 2000, Lanier had sold approximately $24.0 million of trade accounts receivable, without recourse, to a third party. Amounts received from the sale of those receivables are net of applicable interest and an allowance for credit losses. To the extent that actual credit losses are less than the allowance for credit losses, the remaining amount will be paid to Lanier. Lanier has retained the responsibility for servicing accounts receivable sold.

NOTE F.  INVENTORIES

     Inventories are summarized below:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Finished products...........................................  $112,396   $109,082
Parts.......................................................    40,169     53,766
Raw materials and supplies..................................     3,225      3,556
                                                              --------   --------
                                                              $155,790   $166,404
                                                              ========   ========

     At June 30, 2000, Lanier was committed to purchase $5.1 million of inventory from suppliers. Management believes the cost of this inventory approximates current market value.

NOTE G.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are summarized below:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Land........................................................  $    557   $    854
Buildings...................................................    19,107     20,073
Machinery and equipment.....................................   102,954     97,881
                                                              --------   --------
                                                               122,618    118,808
Less allowances for depreciation............................    82,438     76,053
                                                              --------   --------
                                                              $ 40,180   $ 42,755
                                                              ========   ========

                    LANIER WORLDWIDE, INC. AND SUBSIDIARIES

NOTE H.  DEBT

     At June 30, 2000, Lanier had $682 million in Syndicated Credit Facilities with a group of banks. These facilities consist of a $32 million term loan maturing in October 2001, a $450 million 5-year multi-currency revolver terminating in October 2004, and a $200 million 364-day revolver terminating in October 2000. On August 2, 2000, Lanier amended these facilities to modify certain covenants effective as of June 30, 2000. Also, on August 2, 2000, the 364-day revolver was reduced to $52.6 million and extended to August 2001. On August 2, 2000, $8.6 million of short-term debt and $386.9 million of long-term debt was outstanding under these facilities. Borrowings outstanding under these facilities bear interest based upon LIBOR plus an applicable margin. This rate as of August 2, 2000, under these amended facilities, was 9.38% for U.S. dollar borrowings. Commitment fees for the facility, as amended, range from 0.500% to 0.750% on the unused portion of the facilities based upon Lanier's financial position. As of August 2, 2000, the commitment fee percentage was 0.625%.

     The Syndicated Credit Facilities contain a sub-facility for up to $80 million in standby letters of credit. As of June 30, 2000, $15.6 million in letters of credit were outstanding. Subsequent to year end, as a result of the aforementioned amendments, outstanding letters of credit increased to $45.7 million.

     At June 30, 2000 Lanier had short-term debt of $32.5 million and $176.5 million outstanding under a $48 million U.S. trade receivable securitization program and a $200 million U.S. lease securitization program, respectively. Under both of these programs, Lanier legally isolated certain U.S. trade and lease receivables into wholly owned bankruptcy remote special purpose entities. These programs are funded through commercial paper conduits in the U.S. commercial paper market. Lanier entered into the trade and lease programs in March 2000 and June 2000, respectively, and they terminate in March 2001 and June 2001, respectively. On August 2, 2000, Lanier amended the lease securitization facility effective June 30, 2000, to reduce the U.S. lease securitization facility to $190 million.

     Borrowings under the trade and lease securitization facilities bear interest at U.S. commercial paper market rates. The $48 million trade receivable securitization facility has a facility fee of 0.35% of the entire facility amount. The $190 million lease securitization facility, as amended, has a facility fee of 1.02% of the entire facility amount and a usage fee of 0.15% of the average borrowings under the facility.

     Lanier had various other bi-lateral credit lines totaling approximately $99 million at the end of fiscal 2000. Short-term debt outstanding at June 30, 2000 under these facilities was $41.5 million.

     Short-Term Debt Summary:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Syndicated credit facility..................................  $  8,600   $     --
U.S. receivable securitization..............................   209,000         --
Bi-lateral credit lines.....................................    41,473    138,011
Current portion of long-term debt...........................     1,185      2,582
                                                              --------   --------
                                                              $260,258   $140,593
                                                              ========   ========

     Long-Term Debt Summary:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Syndicated credit facility..................................  $386,871   $     --
Revenue bonds...............................................       200        300
Other.......................................................     2,548      4,322
                                                              --------   --------
                                                              $389,619   $  4,622
                                                              ========   ========

                    LANIER WORLDWIDE, INC. AND SUBSIDIARIES

     The weighted average interest rate for long-term debt was 8.6% at June 30, 2000 and 7.4% at July 2, 1999. Maturities of long-term debt for the five fiscal years following fiscal 2000 are: $1.2 million in fiscal 2001, $33.7 million in fiscal 2002, $0.2 million in fiscal 2003, $0.1 million in fiscal 2004, and $355.0 million in fiscal 2005.

     The Credit Facility agreements, as amended, contain financial covenants. In particular, the Credit Facility agreements contain: (1) a covenant regarding maintenance of a leverage ratio, which is defined as total debt divided by EBITDA (earnings before interest, taxes, depreciation and amortization); (2) an interest coverage covenant, which is defined as EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expense) divided by interest and rental expense; and (3) a minimum net worth covenant. The Credit Facility agreements do not allow Lanier to pay dividends or make other distributions and to redeem, purchase or otherwise acquire shares of its capital stock. The Credit Facility agreements contain covenants limiting total acquisitions in any fiscal year to $10 million. This limit increases to $50 million as Lanier lowers its leverage ratio.

     Additionally, the Credit Facility agreements contain covenants which, among other things, require production of financial statements, notice of material litigation and material governmental and environmental proceedings, compliance with laws and contractual obligations, payment of taxes, maintenance of insurance and limit the incurrence of additional indebtedness, mergers, consolidations and sales of assets, dividends, prepayment of other debt, investments, capital expenditures, sales and leaseback transactions and transactions with affiliates. The Credit Facility agreements also contain customary events of default, including payment defaults, inaccuracies of representations and warranties, violation of covenants and cross defaults to other indebtedness.

     Indebtedness under the Credit Facility is guaranteed by certain Lanier domestic and foreign subsidiaries, and will be secured by a pledge of the capital stock of certain subsidiaries and certain personal property in the United States. Lanier may also incur additional indebtedness under the Credit Facilities from time to time for general corporate purposes, including working capital, capital expenditures and future acquisitions.

NOTE I.  INTEREST EXPENSE

     Total interest expense was $49.1 million in fiscal 2000, $22.7 million in fiscal 1999 and $8.2 million in fiscal 1998. Interest paid was $47.0 million in fiscal 2000, $22.4 million in fiscal 1999 and $8.2 million in fiscal 1998.

NOTE J.  LEASE COMMITMENTS

     Total rental expense amounted to $46.2 million in fiscal 2000, $45.8 million in fiscal 1999 and $40.9 million in fiscal 1998. Future minimum rental commitments under non-cancelable operating leases, primarily used for land and buildings, amounted to approximately $88.7 million at June 30, 2000. These commitments for the years following fiscal 2000 are: fiscal 2001 -- $30.3 million, fiscal 2002 -- $23.7 million, fiscal 2003 -- $16.1 million, fiscal 2004 -- $8.5 million and $10.1 million thereafter. Some leases contain escalation clauses and provisions for lease renewal.

                    LANIER WORLDWIDE, INC. AND SUBSIDIARIES

NOTE K.  CUSTOMER LEASING

     Finance receivables result from installment sales and capital leases. These receivables generally mature over 1 to 5 years and are typically collateralized by a security interest in the underlying assets.

     Lanier's net investment in capital leases is as follows:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Total minimum lease payments receivable.....................  $357,853   $347,759
Residual value of equipment.................................    19,053     11,967
Unearned finance income.....................................   (69,916)   (63,146)
                                                              --------   --------
Present value of minimum lease payments receivable..........   306,990    296,580
Allowance for collection losses.............................    (5,004)    (3,848)
Less current portion........................................   (98,816)   (89,075)
                                                              --------   --------
                                                              $203,170   $203,657
                                                              ========   ========

     The amount of minimum rental payments receivable for capital leases for each of the next five years are: fiscal 2001 -- $127.3 million, fiscal
2002 -- $111.8 million, fiscal 2003 -- $72.5 million, fiscal 2004 -- $34.5 million, fiscal 2005 -- $11.6 million, and after fiscal 2005 -- $0.2 million.

NOTE L.  RETIREMENT BENEFITS

     Lanier has a noncontributory defined benefit pension plan which covers employees in the United States. Pension benefits are based principally on an employee's years of service and compensation near retirement. Lanier's pension funding policy is to deposit with an independent trustee amounts at least equal to those required by law. A trust fund is maintained to provide pension benefits to plan participants and beneficiaries.

     The projected benefit obligations, fair value of plan assets and net periodic pension cost of Lanier's United States and international pension plans include the following components (in thousands):

                                                            UNITED STATES        INTERNATIONAL
                                                         -------------------   ------------------
                                                           2000       1999      2000       1999
                                                         --------   --------   -------   --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at the beginning of year............  $102,737   $106,667   $35,720   $ 24,669
Service cost...........................................     5,558      5,365     1,716      1,678
Interest cost..........................................     7,234      7,544     1,980      1,908
Actuarial (gain) loss..................................    (2,631)       795    (1,983)       541
Benefits paid..........................................      (617)      (577)     (934)    (1,146)
Settlements............................................   (14,360)   (17,057)      (60)      (397)
Acquisition............................................        --         --        --     10,132
Foreign currency exchange rate changes.................        --         --    (2,520)    (1,665)
                                                         --------   --------   -------   --------
BENEFIT OBLIGATION AT THE END OF YEAR..................  $ 97,921   $102,737   $33,919   $ 35,720
                                                         ========   ========   =======   ========


                    LANIER WORLDWIDE, INC. AND SUBSIDIARIES

                                                            UNITED STATES        INTERNATIONAL
                                                         -------------------   ------------------
                                                           2000       1999      2000       1999
                                                         --------   --------   -------   --------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year.........  $100,511   $111,334   $28,937   $ 21,812
Actual return on plan assets...........................    10,215      6,811     1,933      1,160
Employer contribution..................................        --         --     1,675      1,549
Benefits paid..........................................      (617)      (577)     (793)      (476)
Settlements............................................   (14,360)   (17,057)       --        234
Plan participants contributions........................        --         --       250         --
Acquisition............................................        --         --        --      6,009
Foreign currency exchange rate changes.................        --         --    (2,082)    (1,351)
                                                         --------   --------   -------   --------
FAIR VALUE OF PLAN ASSETS AT END OF YEAR...............  $ 95,749   $100,511   $29,920   $ 28,937
                                                         ========   ========   =======   ========
Funded status..........................................  $ (2,173)  $ (2,226)  $(3,999)  $ (6,783)
Unamortized prior service cost.........................       (86)       (96)       --         --
Unrecognized net actuarial gain........................   (14,587)   (12,092)   (5,660)    (4,374)
Unrecognized transition (obligation) asset.............      (817)    (1,092)      103         (2)
                                                         --------   --------   -------   --------
ACCRUED BENEFIT COST...................................  $(17,663)  $(15,506)  $(9,556)  $(11,159)
                                                         ========   ========   =======   ========

                                                  UNITED STATES                 INTERNATIONAL
                                           ---------------------------   ---------------------------
                                            2000      1999      1998      2000      1999      1998
                                           -------   -------   -------   -------   -------   -------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost.............................  $ 5,559   $ 5,365   $ 3,903   $ 1,716   $ 1,678   $ 1,129
Interest cost............................    7,234     7,544     7,391     1,980     1,908     1,474
Expected return on plan assets...........   (8,092)   (8,707)   (7,552)   (1,851)   (1,535)   (1,366)
Amortization of unrecognized transition
  obligation.............................     (275)     (275)     (275)       11         2         2
Prior service cost recognized............      (10)      (10)      (10)     (260)     (278)      (59)
Gain due to settlement...................   (2,259)   (2,189)       --        --        --        --
                                           -------   -------   -------   -------   -------   -------
NET PERIODIC PENSION COST................  $ 2,157   $ 1,728   $ 3,457   $ 1,596   $ 1,775   $ 1,180
                                           =======   =======   =======   =======   =======   =======

     The significant weighted-average assumptions used in determining the actuarial present value of projected benefit obligations and the net pension expense are as follows:

                                                                 UNITED STATES
                                                               ------------------
                                                               2000   1999   1998
                                                               ----   ----   ----
Discount Rate...............................................    8.0%   7.3%   8.0%
Expected increase in compensation levels....................    4.0    4.0    4.0
Expected long-term rate of return on assets.................   10.0   10.0   10.0

                                                                 INTERNATIONAL
                                                               ------------------
                                                               2000   1999   1998
                                                               ----   ----   ----
Discount Rate...............................................   5.8%   6.2%   6.5%
Expected increase in compensation levels....................   3.6    3.8    4.3
Expected long-term rate of return on assets.................   6.3    6.7    7.0

     The accumulated benefit obligation and the fair value of plan assets for international pension plans with accumulated benefit obligations in excess of plan assets were $10.4 million and $7.8 million, respectively, as of June 30, 2000 and $14.7 million and $11.1 million, respectively, as of July 2, 1999.

                    LANIER WORLDWIDE, INC. AND SUBSIDIARIES

     The projected benefit obligation and the fair value of plan assets for international pension plans with projected benefit obligations in excess of plan assets were $31.5 million and $27.1 million, respectively, as of June 30, 2000 and $34.0 million and $26.9 million, respectively, as of July 2, 1999.

     Lanier is subject to statutory employee termination, retirement and death indemnity obligations in certain international locations. This unfunded obligation was approximately $5.3 million and $6.6 million at June 30, 2000 and July 2, 1999, respectively. Lanier expensed approximately $1.0 million, $1.0 million, and $0.6 million associated with these obligations in the years ended June 30, 2000, July 2, 1999, and July 3, 1998, respectively.

     Lanier has a Supplemental Executive Retirement Plan ("SERP") which provides unfunded supplemental retirement benefits to certain executives. The SERP provides for incremental pension payments partially to offset the reduction in the amounts that would have been payable from Lanier's principal pension plan if it were not for limitations imposed by federal income tax regulations. Amounts accrued for the SERP plan as of June 30, 2000 and July 2, 1999 were $3.7 million and $4.1 million, respectively. Expenses related to the plan were $0.7 million, $1.0 million, and $0.7 million recognized in the fiscal years ending June 30, 2000, July 2, 1999, and July 3, 1998, respectively.

     Retirement benefits include a fully funded savings plan for U.S. employees. Employees may participate in the savings plan by contributing a portion of their compensation. Lanier matches 50 percent of employee contributions up to 6 percent of each participating employee's compensation. Matching contributions for the fiscal years ended June 30, 2000, July 2, 1999, and July 3, 1998 were $4.3 million, $4.9 million, and $4.0 million, respectively.

     During the fiscal year ended June 30, 2000, Lanier added a "profit sharing match" to the 401(k) plan. The profit sharing match is a match of company stock based on employee's contributions in the 401(k) plan up to 6% of eligible compensation. If the company reaches a pre-established annual performance goal, an additional match of Lanier Stock will be made at the end of the fiscal year. At the fiscal year ended June 30, 2000, there was a one time guaranteed match as if 100 percent of the Lanier's goals were met. The expense related to this contribution for the fiscal year ended June 30, 2000 was $1.5 million.

     Retirement benefits also include an unfunded limited healthcare plan for U.S.-based retirees and employees. Lanier accrues the estimated cost of these medical benefits during an employee's active service life. Benefit obligations and costs under this plan are not material.

     Lanier has an employee stock purchase plan that was implemented during the fiscal year ended June 30, 2000. Employees can purchase Lanier stock by contributing 1% to 15% of their compensation. The stock is purchased at a 15% discount from an established purchase price during two 6-month purchase periods a year. The cost of this plan is not material.

NOTE M.  STOCK INCENTIVE PLAN

     Lanier has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of Lanier's employee stock options equals the market price of the underlying stock on the date of the grant, generally no compensation expense is recognized. The Lanier Stock Incentive Plan authorizes the granting of both incentive and non-qualified stock options for an aggregate amount of 8,000,000 shares of Lanier common stock. The option balance outstanding on June 30, 2000 also includes shares that were issued under the Harris Stock Incentive Plan prior to the Spin-off, and converted to Lanier shares in conjunction with the Spin-off. All outstanding options were granted at prices not less than 100% of fair market value on the date of the grant and have a maximum term of ten years. Options granted under the Lanier Stock Incentive Plan, and options converted from the Harris Stock Incentive Plan, generally vest over three years beginning with the first anniversary date of the grant. As of June 30, 2000, a total of 1,498,536 options were vested under this plan, with exercise prices ranging from $1.91 to $8.53.

                    LANIER WORLDWIDE, INC. AND SUBSIDIARIES

     As of June 30, 2000, there were 2,811,703 shares available for grant under the Company's Stock Incentive Plan.

     Transactions during the fiscal year ended June 30, 2000 are as follows:

                                                             RANGE OF         WEIGHTED AVERAGE
                                            SHARES       EXERCISE PRICES       EXERCISE PRICE
                                            ------      ------------------    ----------------
Options outstanding at July 3, 1999......         --       --           --            --
  Harris options converted at the
     Spin-off............................  1,851,221    $1.91    -   $8.53         $5.25
  Granted................................  3,654,425     1.56    -    4.13          3.10
  Cancelled..............................    317,349     2.25    -    6.96          4.71
                                           ---------    -----        -----         -----
Options outstanding at June 30, 2000.....  5,188,297    $1.56    -   $8.53         $3.77
                                           =========    =====        =====         =====

     Information with respect to share options outstanding at June 30, 2000 is as follows:

                                  OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                            --------------------------------                      --------------------------------
                             OUTSTANDING    WEIGHTED AVERAGE                       EXERCISABLE
         RANGE OF               AS OF          REMAINING       WEIGHTED AVERAGE       AS OF       WEIGHTED AVERAGE
     EXERCISE PRICES        JUNE 30, 2000   CONTRACTUAL LIFE    EXERCISE PRICE    JUNE 30, 2000    EXERCISE PRICE
     ---------------        -------------   ----------------   ----------------   -------------   ----------------
$1.5625 -- $2.2500........    1,941,339           9.7               $2.24              24,814          $1.94
$2.5993 -- $4.1250........    1,869,445           8.2                3.95             330,095           3.45
$4.7250 -- $8.5332........    1,377,513           5.4                5.68           1,143,627           5.63
                              ---------           ---               -----           ---------          -----
                              5,188,297           8.0               $3.77           1,498,536          $5.09
                              =========           ===               =====           =========          =====

     Lanier accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Lanier has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, accordingly, net income and earnings per share would have been reduced to the following unaudited pro forma amounts (in thousands, except for earnings per share information):

Net income (loss)
  As reported...............................................  $1,203
  Pro forma.................................................    (642)
Basic earnings per share
  As reported...............................................     .01
  Pro forma.................................................    (.01)
Diluted earnings per share
  As reported...............................................     .01
  Pro forma.................................................    (.01)

     The fair value of each option grant is estimated using the Black-Scholes option-pricing model. The following assumptions were used in determining the fair value of each option grant for fiscal 2000:

Dividend yield..............................................        0%
Expected volatility.........................................    130.3%
Risk-free interest rate.....................................     6.02%
Expected life...............................................  7 years

     The estimated weighted average fair value of options granted during fiscal 2000 with option prices equal to the market price on the date of grant was $2.83.

                    LANIER WORLDWIDE, INC. AND SUBSIDIARIES

NOTE N.  INCOME TAXES

     The provisions for income taxes are summarized below:

                                                            2000       1999      1998
                                                            ----       ----      ----
                                                                  (IN THOUSANDS)
Current:
  United States..........................................  $ 8,568   $ 33,007   $22,516
  International..........................................    6,089     23,969     3,039
  State and local........................................      273      7,952     4,418
                                                           -------   --------   -------
                                                            14,930     64,928    29,973
                                                           -------   --------   -------
Deferred:
  United States..........................................   (3,042)   (12,575)    3,571
  International..........................................    1,399     (9,864)    2,159
  State and local........................................      390     (2,489)      901
                                                           -------   --------   -------
                                                            (1,253)   (24,928)    6,631
                                                           -------   --------   -------
                                                           $13,677   $ 40,000   $36,604
                                                           =======   ========   =======

     The components of deferred income tax assets (liabilities) are as follows:

                                                       2000                    1999
                                               ---------------------   ---------------------
                                               CURRENT   NON-CURRENT   CURRENT   NON-CURRENT
                                               -------   -----------   -------   -----------
                                                              (IN THOUSANDS)
Inventory valuations.........................  $13,778    $     --     $23,118    $     --
Accruals.....................................   23,360         939       8,160       1,325
Depreciation.................................       --     (54,169)         --     (40,073)
Leases.......................................       --      23,345        (656)      8,873
International tax loss carryforwards.........    1,269      23,203          --      21,595
     All other -- net........................    1,495       9,024       8,654       7,979
                                               -------    --------     -------    --------
                                                39,902       2,342      39,276        (301)
Valuation allowance..........................     (584)    (13,140)         --     (15,869)
                                               -------    --------     -------    --------
                                               $39,318    $(10,798)    $39,276    $(16,170)
                                               =======    ========     =======    ========

     A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

                                                               2000    1999    1998
                                                               ----    ----    ----
Statutory U.S. income tax rate..............................    35.0%   35.0%  35.0%
State taxes, net of federal tax benefit.....................     3.9     3.2    3.5
Nondeductible goodwill......................................    17.0      --     --
Foreign income..............................................    (8.3)   (1.5)  (2.0)
Nondeductible restructuring charges.........................    43.7      --     --
Other items.................................................     0.6    (0.8)   0.3
                                                               -----   -----   ----
Effective income tax rate...................................    91.9%   35.9%  36.8%
                                                               =====   =====   ====

     United States income taxes have not been provided on $122.3 million of undistributed earnings of international subsidiaries because of Lanier's intention to reinvest these earnings. The determination of unrecognized deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable.

                    LANIER WORLDWIDE, INC. AND SUBSIDIARIES

     At June 30, 2000, Lanier had net international income tax loss carryforwards of approximately $63.0 million. Loss carryforwards of $28.0 million will expire between fiscals 2001 and 2010. The remaining $35.0 million of loss carryforwards are available for an indefinite period of time.

     Pretax income (loss) of international subsidiaries was $(12.4) million in fiscal 2000, $24.8 million in fiscal 1999 and $21.4 million in fiscal 1998. The fiscal 2000 pretax loss includes restructuring charges of $13.9 million.

     Income taxes paid were $19.7 million in fiscal 2000, $39.0 million in fiscal 1999 and $43.0 million in fiscal 1998.

     In connection with the Spin-off, Lanier entered into a Tax Disaffiliation Agreement with Harris that requires Lanier to assume certain tax liabilities and obligations related to the Spin-off and to restructuring activities prior to the Spin-off. The Agreement also provides cross-indemnities and a sharing of any potential tax liabilities arising from the Spin-off. Management does not expect any such liabilities to be material.

NOTE O.  SEGMENT DATA

     Statement of Financial Accounting Standards No. 131 requires segment data to be measured and reported on a basis that is consistent with how a business reports activities internally to management. In fiscal 2000, Lanier operated its business as a single segment. In July 2000, Lanier adopted a management structure that divides Lanier into two distinct operating segments, U.S. Operations and International Operations.

     U.S. Operations. Lanier's U.S. Operations provide customers with a wide array of customized document management solutions including black and white digital and analog copiers, color copiers, facsimile systems, multi-function devices, dictation equipment, computer based health care management systems, associated parts and supplies, and a wide variety of professional services. Lanier markets these products both on a direct sales basis and through its national dealer network.

     International Operations. Lanier operates internationally through direct operations in 26 countries, predominantly in Europe and Latin America. Additionally, Lanier has indirect operations through a network of dealers and distributors, which, combined with direct operations, provide a market presence in over 100 countries. Lanier's International Operations provide largely the same products and services as described above with a smaller contribution from dictation equipment, computer based health care management systems and professional services. These products are also marketed on a direct sales basis and through its network of dealers and distributors.

     The following table presents segment information for the years ended June 30, 2000, July 2, 1999 and July 3, 1998 as though the current two segment operational structure had been in effect for the entire time (in thousands).

                                                                2000         1999         1998
                                                             ----------   ----------   ----------
Net revenue:
  United States............................................  $  825,412   $  893,273   $  913,232
  International............................................     499,940      566,616      375,395
  Corporate and other......................................         293        8,731         (292)
                                                             ----------   ----------   ----------
          Total revenue....................................  $1,325,645   $1,468,620   $1,288,335
                                                             ==========   ==========   ==========
Net income (loss):
  United States............................................  $   27,981   $   56,815   $   46,441
  International............................................      (5,857)      11,920       10,756
  Corporate and other......................................     (20,921)       2,535        5,600
                                                             ----------   ----------   ----------
          Total net income.................................  $    1,203   $   71,270   $   62,797
                                                             ==========   ==========   ==========

                    LANIER WORLDWIDE, INC. AND SUBSIDIARIES

                                                                2000         1999         1998
                                                             ----------   ----------   ----------
Interest expense:
  United States............................................  $   24,922   $   34,197   $   36,352
  International............................................      22,734       21,057       12,505
  Corporate and other......................................       1,415      (32,562)     (40,621)
                                                             ----------   ----------   ----------
          Total interest expense...........................  $   49,071   $   22,692   $    8,236
                                                             ==========   ==========   ==========
Income tax expense (benefit):
  United States............................................  $   17,235   $   36,418   $   29,722
  International............................................        (654)        (551)       1,671
  Corporate and other......................................      (2,904)       4,133        5,211
                                                             ----------   ----------   ----------
          Total income tax expense.........................  $   13,677   $   40,000   $   36,604
                                                             ==========   ==========   ==========
Assets:
  United States............................................  $  628,222   $  657,622   $  769,772
  International............................................     383,741      439,470      246,249
  Corporate and other......................................      38,164      240,616      107,275
                                                             ----------   ----------   ----------
          Total assets.....................................  $1,050,127   $1,337,708   $1,123,296
                                                             ==========   ==========   ==========
Long-lived assets:
  United States............................................  $  152,717   $  121,599   $  150,001
  International............................................     121,506      139,202       56,066
  Corporate and other......................................          --       48,176       49,791
                                                             ----------   ----------   ----------
          Total long-lived assets..........................  $  274,223   $  308,977   $  255,858
                                                             ==========   ==========   ==========
Depreciation and amortization:
  United States............................................  $   52,133   $   62,261   $   54,402
  International............................................      57,140       57,481       24,762
  Corporate and other......................................          --           --           --
                                                             ----------   ----------   ----------
          Total depreciation and amortization..............  $  109,273   $  119,742   $   79,164
                                                             ==========   ==========   ==========
Expenditures for long-lived assets:
  United States............................................  $   40,252   $   36,921   $   62,065
  International............................................      58,248       48,102       22,394
  Corporate and other......................................          --           --           --
                                                             ----------   ----------   ----------
          Total expenditures for long-lived assets.........  $   98,500   $   85,023   $   84,459
                                                             ==========   ==========   ==========

NOTE P.  FINANCIAL INSTRUMENTS

     The carrying values of cash equivalents, trade receivables, notes receivable, accounts payable, short-term debt and long-term debt approximate fair value. Financial instruments that potentially subject Lanier to significant concentrations of credit risk consist principally of cash equivalents and trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of entities comprising Lanier's customer base.

     Foreign Currency. Lanier uses foreign exchange forward contracts and options to hedge intercompany accounts and off-balance sheet foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers. Management believes the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. Contracts are generally one year or less. At June 30, 2000, open forward foreign exchange contracts were $75.6 million, none

                    LANIER WORLDWIDE, INC. AND SUBSIDIARIES
of which was to hedge off-balance-sheet commitments. Additionally, at June 30, 2000, Lanier had $4.9 million in open foreign exchange option contracts primarily to purchase Japanese yen with U.S. dollars. The fair value of these options at June 30, 2000 was immaterial. Further, for the year ended June 30, 2000, Lanier purchased and sold $412.8 million of foreign exchange forward and option contracts.

     Total open foreign exchange contracts at June 30, 2000, are described in the table below (in thousands):

     COMMITMENTS TO PURCHASE FOREIGN CURRENCIES

                                                    CONTRACT AMOUNT
                                                   ------------------    FAIR
                                                   FOREIGN              MARKET   MATURITIES
CURRENCY                                           CURRENCY   U.S. $    VALUE    (IN MONTHS)
--------                                           --------   -------   ------   -----------
Swiss Franc......................................    6,147    $ 3,808   $ (19)        3
Euro.............................................   13,910     13,368    (143)        3
Norwegian Krone..................................   17,249      1,999     (12)        3
Czech Republic Koruna............................    8,341        221       0         3
Danish Krone.....................................   10,113      1,261      26         3
Swedish Krona....................................   10,646      1,207       5         3

     COMMITMENTS TO SELL FOREIGN CURRENCIES

                                                    CONTRACT AMOUNT
                                                   ------------------    FAIR
                                                   FOREIGN              MARKET   MATURITIES
CURRENCY                                           CURRENCY   U.S. $    VALUE    (IN MONTHS)
--------                                           --------   -------   ------   -----------
Australian Dollar................................   29,753    $17,891   $ (30)        3
Czech Republic Koruna............................   29,106        777       6         3
Danish Krone.....................................   19,796      2,587      65         3
Euro.............................................   23,358     22,316     110         3
Swedish Krona....................................   12,884      1,500      33         3
British Pound....................................    5,697      8,573     (17)        3

     Interest Rates. Lanier enters into interest rate derivatives consisting primarily of interest rate swaps to manage its interest rate exposure. Most of Lanier's borrowings under its various credit facilities accrue interest at variable rates. Lanier uses interest rate swaps to effectively convert a portion of this variable rate debt to fixed rate debt. As of June 30, 2000, Lanier has interest rate derivatives maturing November 9, 2000, with fair values totaling $0.8 million, effectively converting $187.5 million of its variable rate debt to fixed rate. These swaps allow Lanier to receive a floating rate based on one month LIBOR and pay an average fixed rate of 5.87%.

     Equity Collars. Lanier received 284,241 shares of common stock of Allscripts, Inc. as partial compensation of its divestment of its equity in MasterChart, Inc. in the fourth quarter of fiscal 2000. Lanier is restricted from selling this stock until the fourth quarter of fiscal of 2001. Lanier has classified these securities as available for sale. Lanier has entered into equity collars for all shares owned, maturing in the fourth quarter of fiscal 2001 which effectively limit the value of Lanier's investment to a range of $27.44 to $34.08 per share. For any decrease in value of the Allscripts stock below $27.44 per share, Lanier would exercise the collars to realize the $27.44 value and for any increase above $34.08 per share, the swap counterparty would exercise the collars to limit Lanier from selling higher than the $34.08 value. At June 30, 2000, Lanier carried the stock and collars in Other Assets at their fair value of $6.5 million and $1.4 million, respectively. Unrealized gains and losses related to the securities and collars of $2.1 million loss and $0.9 million gain, respectively, are recorded in Accumulated Other Comprehensive Loss, net of tax.

                    LANIER WORLDWIDE, INC. AND SUBSIDIARIES

NOTE Q.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the fiscal years ended June 30, 2000 and July 2, 1999 (in thousands, except per share data):

                                                 FISCAL YEAR ENDED JUNE 30, 2000
                                    ----------------------------------------------------------
                                      FIRST       SECOND     THIRD       FOURTH        FULL
                                    QUARTER(C)   QUARTER    QUARTER    QUARTER(A)      YEAR
                                    ----------   --------   --------   ----------   ----------
Total revenue.....................   $317,945    $352,688   $319,899    $335,113    $1,325,645
Costs and expenses................    302,198     333,755    319,815     354,997     1,310,765
Income (loss) before tax..........     15,747      18,933         84     (19,884)       14,880
Net income (loss).................   $  9,717    $ 11,784   $     52    $(20,350)   $    1,203
Weighted average number of shares
  outstanding.....................         --      86,756     83,205      83,025        85,164
Basic earnings (loss) per share...         --    $   0.14         --    $  (0.25)   $     0.01
Weighted average number of shares
  outstanding assuming dilution...         --      87,040     83,356      83,025        85,557
Diluted earnings (loss) per
  share...........................         --    $   0.14         --    $  (0.25)   $     0.01

                                                FISCAL YEAR ENDED JULY 2, 1999(C)
                                     --------------------------------------------------------
                                      FIRST      SECOND     THIRD       FOURTH        FULL
                                     QUARTER    QUARTER    QUARTER    QUARTER(B)      YEAR
                                     --------   --------   --------   ----------   ----------
Total revenue......................  $337,224   $373,045   $366,443    $391,908    $1,468,620
Costs and expenses.................   316,116    331,967    341,412     367,855     1,357,350
Income (loss) before tax...........    21,108     41,078     25,031      24,053       111,270
Net income (loss)..................    13,501     27,081     15,584      15,104        71,270

---------------

(A)  Includes a $33.8 million restructuring and impairment charge. See Note D.
(B) Includes (1) $7.7 million charge related to Lanier's investment in a technology related company discussed in Note D, (2) an $8 million charge related to the write down of obsolete inventory discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and (3) a $21.5 million gain related to the sale of the electronic medical transcription service business.
(C) Share and per share amounts are not presented for periods prior to the Spin-off.