Form 10-Q
period 2000-09-29
LANIER WORLDWIDE INC
filed 2000-11-13
CIK 1089786

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

===============================================================================

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended September 29, 2000.
                                             -------------------

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from _____________  to _____________ .

                         COMMISSION FILE NUMBER 1-15139

                             LANIER WORLDWIDE, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                       DELAWARE                                                                         59-2606737
------------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                (I.R.S. Employer Identification No.)

2300 PARKLAKE DRIVE, ATLANTA, GEORGIA                                                                        30345
------------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)

Registrant's Telephone Number, including Area Code    770-496-9500
                                                  -----------------------------

-------------------------------------------------------------------------------
         Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report.


Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   [X]    NO  [ ]

Number of shares of common stock outstanding as of the close of business on November 6, 2000: 84,768,152

                                TABLE OF CONTENTS

PART I
         Item 1.  Financial Statements (Unaudited)
                  CONSOLIDATED BALANCE SHEETS...............................................................   3
                  CONSOLIDATED STATEMENTS OF INCOME.........................................................   4
                  CONSOLIDATED STATEMENTS OF CASH FLOWS.....................................................   5
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................................   6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations....................................................................   10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................   16

PART II
         Item 4.  Submission of Matters to a Vote of Security Holders......................................   17

         Item 5.  Other Information........................................................................   17

         Item 6.  Exhibits and Reports on Form 8-K.........................................................   18

SIGNATURES.................................................................................................   19

                                     PART I
ITEM  1.  FINANCIAL STATEMENTS.

                     LANIER WORLDWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER 29,       JUNE 30,
                                                                      2000              2000
                                                                   (UNAUDITED)        (AUDITED)
                                                                  -------------     ------------
                                                                           (IN THOUSANDS)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents ................................      $     11,663      $      8,651
  Trade receivables ........................................           311,697           323,129
  Inventories ..............................................           157,616           155,790
  Prepaid expenses .........................................            19,939            18,146
  Deferred income taxes ....................................            34,820            39,318
                                                                  ------------      ------------
         Total current assets ..............................           535,735           545,034

OTHER ASSETS
  Rental equipment, less allowance for
     depreciation ($233,659 at Sept. 29,
     2000 and $234,712 at June 30, 2000)  ..................           114,966           125,793
  Property, plant and equipment, less
     allowance for depreciation ($84,255 at
     Sept. 29, 2000 and $82,438 at June 30, 2000) ..........            40,723            40,180
  Notes receivable -- net ..................................           191,740           203,170
  Intangibles, less accumulated
     amortization ($35,270 at Sept. 29, 2000 and
     $34,039 at June 30, 2000) .............................           104,072           108,250
  Other ....................................................            29,514            27,700
                                                                  ------------      ------------
         Total other assets ................................           481,015           505,093
                                                                  ------------      ------------

  TOTAL ASSETS .............................................      $  1,016,750      $  1,050,127
                                                                  ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable ............................................      $    261,692      $    259,073
  Trade payables ...........................................            57,601            58,493
  Accrued compensation .....................................            39,059            42,381
  Accrued interest and sundry taxes ........................            17,404            19,344
  Other accrued items ......................................            31,659            44,891
  Unearned service income ..................................            48,267            54,045
  Income taxes .............................................             5,372             6,822
  Long-term debt current portion ...........................               821             1,185
                                                                  ------------      ------------
         Total current liabilities .........................           461,875           486,235

OTHER LIABILITIES
  Deferred income taxes ....................................            10,860            10,798
  Retirement plan accounts .................................            38,869            38,705
  Long-term debt ...........................................           389,048           389,619

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value:
     25,000,000 shares authorized; none issued .............                --                --
  Common Stock, $.01 par value:
     500,000,000 shares authorized;
     87,851,196 shares issued and outstanding ..............               879               879
  Additional paid-in capital ...............................           191,273           195,702
  Retained earnings ........................................           (11,260)          (12,541)
  Accumulated other comprehensive loss .....................           (53,512)          (41,861)
  Treasury stock ...........................................           (11,282)          (17,409)
                                                                  ------------      ------------
           Total stockholders' equity ......................           116,098           124,770
                                                                  ------------      ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............      $  1,016,750      $  1,050,127
                                                                  ============      ============

                     LANIER WORLDWIDE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                          QUARTER ENDED
                                                               ------------------------------------
                                                                SEPTEMBER 29,          OCTOBER 1,
                                                                    2000                  1999
                                                               ---------------      ---------------
                                                               (IN THOUSANDS EXCEPT PER SHARE DATA)
REVENUE
     Product sales and rentals .............................      $  148,612        $  168,504
     Service income ........................................         129,150           139,124
     Finance income ........................................          10,957            10,317
                                                                  ----------        ----------
                                                                     288,719           317,945
COSTS AND EXPENSES
     Cost of product sales and rentals .....................         118,865           118,695
     Cost of service .......................................          69,001            76,890
     Selling and administrative expenses ...................          80,220            98,558
     Interest expense ......................................          15,578             5,589
     Other - net ...........................................           2,955             2,466
                                                                  ----------        ----------
                                                                     286,619           302,198
                                                                  ----------        ----------
     Income before income taxes ............................           2,100            15,747
     Income taxes ..........................................             819             6,030
                                                                  ----------        ----------

NET INCOME .................................................      $    1,281        $    9,717
                                                                  ==========        ==========


Weighted average number of shares outstanding............             84,320
Basic earnings per share.................................         $     0.02
                                                                  ==========

Weighted average number of shares
outstanding assuming dilution............................             84,559
Diluted earnings per share................................        $     0.02
                                                                  ==========

                     LANIER WORLDWIDE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   FOR THE THREE MONTHS ENDED
                                                                            SEPTEMBER 29, 2000     OCTOBER 1, 1999
                                                                            ------------------     ---------------
                                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
   Net income ........................................................          $    1,281           $    9,717
   Adjustments to net income:
      Depreciation ...................................................              23,841               25,792
      Amortization ...................................................               1,586                2,261
   Changes in assets and liabilities:
      Trade receivables ..............................................              22,862               20,054
      Receivables from Harris ........................................                  --               12,731
      Inventories ....................................................              (1,826)             (30,841)
      Prepaid expenses ...............................................              (1,793)               2,112
      Trade payables and accrued liabilities .........................             (19,223)             (15,072)
      Unearned service income ........................................              (5,778)              (7,597)
      Income taxes ...................................................               3,048                3,362
      Other ..........................................................              (2,859)              (5,062)
                                                                                ----------           ----------
         Net cash provided by operating activities ...................              21,139               17,457

INVESTING ACTIVITIES:
   Capital expenditures:
      Cash paid for acquired business ................................                  --                 (200)
      Property, plant and equipment ..................................              (5,099)              (5,598)
      Rental equipment ...............................................             (14,458)             (19,954)
                                                                                ----------           ----------
             Net cash used in investing activities ...................             (19,557)             (25,752)

FINANCING ACTIVITIES:
   Proceeds from borrowings ..........................................             143,522                4,543
   Issuance of treasury stock ........................................               1,698                   --
   Repayments of borrowings ..........................................            (136,435)              (2,288)
                                                                                ----------           ----------
          Net cash provided by financing activities ..................               8,785                2,255

Effect of exchange rates on cash and cash equivalents ................              (7,355)               2,686
                                                                                ----------           ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................               3,012               (3,354)
Cash and cash equivalents at beginning of year .......................               8,651               18,209
                                                                                ----------           ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................          $   11,663           $   14,855
                                                                                ==========           ==========

                     LANIER WORLDWIDE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 29, 2000

NOTE  A.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation. The consolidated financial statements include the accounts of Lanier Worldwide, Inc. and Subsidiaries ("Lanier"). Lanier is engaged in the selling and leasing of office equipment products and provides related services to this marketplace. Prior to November 1999, Lanier was a wholly owned subsidiary of Harris Corporation ("Harris"). On November 5, 1999, Lanier was spun-off as a separate publicly traded company (the "Spin-Off"). These statements have been prepared in conformity with generally accepted accounting principles and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant intercompany transactions and accounts have been eliminated.

         Corporate allocation of expenses charged by Harris in the first quarter of fiscal 2000 was $1.7 million. This was based upon a pro-rata share of $7.0 million, management's estimate of the cost to perform these services on a stand-alone basis. Estimated charges include administration expenses such as legal and audit services, risk management, investor relations and board of director's charges. In the opinion of management, the allocation methods used are reasonable. Interest expense is provided on direct borrowings of Lanier. Interest expense of Harris was not allocated to Lanier. It is not practicable to estimate what stockholder's equity would have been if Lanier had operated as an unaffiliated entity.

         Derivatives and Hedging Activities. In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The statement establishes standards for recording derivative financial instruments and the recognition of gains or losses resulting from changes in the fair values of those instruments. The adoption of FAS 133 on July 1, 2000 resulted in no significant impact on income in the consolidated statement of income, and a gain of $0.5 million in other comprehensive income.

NOTE  B.   DEBT

         On August 2, 2000, Lanier amended its Syndicated Credit Facilities to modify certain covenants effective as of June 30, 2000. Also on August 2, 2000, the 364-day revolver was reduced to $52.6 million and extended to August 2001. The Syndicated Credit Facilities now total $534.6 million consisting of a $450 million 5-year multi-currency revolver terminating in October 2004, a $32 million term loan maturing in October 2001 and the $52.6 million 364-day revolver.

         The Syndicated Credit Facilities contain a sub-facility for up to $80 million in standby letters of credit. Outstanding standby letters of credit under this sub-facility totaled approximately $45 million at September 29, 2000 including amounts to back up certain bilateral bank credit lines.

         At September 29, 2000 Lanier had short-term debt of $23.5 million and a combined total of $168.0 million outstanding under a $48 million U.S. trade receivable securitization program and a $190 million U.S. Lease securitization program, respectively. Further, Lanier has bilateral foreign bank credit lines and miscellaneous credit lines totaling $91.9 million, of which $49.5 million was outstanding.

NOTE C.  ACCUMULATED OTHER COMPREHENSIVE LOSS

         Accumulated other comprehensive loss relates to: (i) foreign currency translation adjustments arising from Lanier's foreign subsidiaries; (ii) an unrealized holding loss on the investment in Allscripts Inc. common stock and related equity collars; and (iii) interest rate swaps related to floating rate long-term debt.

NOTE D.  RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

         In the fourth quarter of fiscal 2000, Lanier announced a worldwide restructuring program intended to address issues created by the technology transition within the document management industry. In connection with this program, Lanier recorded a $33.8 million pre-tax charge to earnings ($28.5 million after tax). $22.7 million of the total charge is for severance payments related to the elimination of approximately 460 jobs worldwide. The employees affected by the plan are predominantly in the administration and service areas. Also included is $1.0 million for closing facilities and $4.9 million for exiting certain markets. An asset impairment charge of $5.2 million relates to the write-down of goodwill in one of Lanier's foreign subsidiaries as management determined that the carrying value of this goodwill was not recoverable from future expected cash flows.

         The following table presents the status of the restructure reserve (in millions):

                                                                              Charged          Reserve
                                                              Total             to           Balance at
                                                             Reserve          Reserve     September 29, 2000
                                                            ---------        ---------    -------------------

Severance and related costs ......................          $    22.7        $    12.3        $    10.4
Facility consolidation and exiting
      certain markets ............................                5.9              2.5              3.4
Asset impairments ................................                5.2              5.2               --
                                                            ---------        ---------        ---------
                                                            $    33.8        $    20.0        $    13.8
                                                            =========        =========        =========

         As of September 29, 2000, approximately 338 employees have left Lanier as part of the restructuring program. Management expects that the restructuring program will be completed before the end of fiscal 2001.

NOTE E.   SEGMENT DATA

         Lanier has two reportable segments, U.S. Operations and International Operations.

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

         The following table presents segment information for the three months ended September 29, 2000 and October 1, 1999:

                                                                                 FOR THE THREE MONTHS ENDED
                                                                              ---------------------------------
                                                                              SEPTEMBER 29,          OCTOBER 1,
                                                                                   2000                 1999
                                                                              -------------          ----------
Net revenue:
      United States ..................................................          $  187,129           $  199,473
      International ..................................................             101,246              117,572
      Corporate and other ............................................                 344                  900
                                                                                ----------           ----------
         Total net revenue ...........................................          $  288,719           $  317,945
                                                                                ==========           ==========

Net income (loss):
       United States .................................................          $    5,594           $    5,037
       International .................................................              (2,571)                (690)
       Corporate and other ...........................................              (1,742)               5,370
                                                                                ----------           ----------
          Total net income ...........................................          $    1,281           $    9,717
                                                                                ==========           ==========

Interest expense:
       United States .................................................          $    6,847           $    6,385
       International .................................................               6,284                5,522
       Corporate and other ...........................................               2,447               (6,318)
                                                                                ----------           ----------
          Total interest expense .....................................          $   15,578           $    5,589
                                                                                ==========           ==========

Income tax expense (benefit):
       United States .................................................          $    3,447           $    3,099
       International .................................................                 447                    5
       Corporate and other ...........................................              (3,075)               2,926
                                                                                ----------           ----------
          Total income tax expense: ..................................          $      819           $    6,030
                                                                                ==========           ==========

Assets:
     United States ...................................................          $    660,344         $    619,247
     International ...................................................               358,533              444,461
     Corporate and other .............................................                (2,127)             284,008
                                                                                ------------         ------------
           Total assets: .............................................          $  1,016,750         $  1,347,716
                                                                                ============         ============

Long-lived assets:
     United States ...................................................          $    148,530         $    163,595
     International ...................................................               111,231              142,844
     Corporate and other .............................................                    --                   --
                                                                                ------------         ------------
           Total long-lived assets ...................................          $    259,761         $    306,439
                                                                                ============         ============

Depreciation and amortization:
     United States ...................................................          $     12,075         $     13,983
     International ...................................................                13,352               14,070
     Corporate and other .............................................                    --                   --
                                                                                ------------         ------------
        Total depreciation and amortization ..........................          $     25,427         $     28,053
                                                                                ============         ============

Expenditures for long-lived assets:
     United States ...................................................          $      8,229         $     13,247
     International ...................................................                11,328               12,305
     Corporate and other .............................................                    --                   --
                                                                                ------------         ------------
         Total expenditures for long-lived assets ....................          $     19,557         $     25,552
                                                                                ============         ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The consolidated balance sheet as of September 29, 2000, the consolidated statement of income for the first quarter ended September 29, 2000, and the consolidated statement of cash flows for the three-month period ended September 29, 2000 have not been audited but have been prepared in conformity with the accounting principles applied in the audited consolidated financial statements for the fiscal year ended June 30, 2000 contained in Lanier's Annual Report on Form 10-K. In the opinion of management, this information includes all material adjustments necessary for a fair presentation. This Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report.

         Prior to the date of the Spin-off, operating expenses included management fees charged by Harris to Lanier based upon a percentage of Lanier's sales intended to cover legal, financial and other administrative expenses. Since the Spin-off, Lanier has acquired these services independently. Interest expense prior to the Spin-off was related to the outstanding debt as a subsidiary of Harris. Post Spin-off interest expense is significantly higher as a result of the debt incurred to enable the payment of the Spin-off dividend to Harris.

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

         The following management discussion and analysis has been prepared assuming the new management structure and method of allocating shared costs were in effect for periods reported. See "Note E - Segment Data" of the accompanying consolidated financial statements.

FORWARD-LOOKING STATEMENTS

         This document contains forward-looking statements that reflect Lanier's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Lanier may make these statements directly in this document or incorporate such statements into this document by reference to other documents. Lanier may also include statements pertaining to periods following September 29, 2000. Many of these statements may be identified by words such as "believes," "expects," "plans," "anticipates," "projects," "estimates," "should result" or "are expected to," or similar expressions. Any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated or implied by the forward-looking statements.

         Lanier's results and the accuracy of the forward-looking statements could be affected by, among other things: general economic conditions in the markets in which Lanier operates; economic developments that have a particularly adverse effect on one or more of the markets Lanier serves; the ability to execute management's internal operating plans; the ability to attract and retain key management personnel; stability of key markets for office products and document management solutions; changes in interest rates; fluctuation in foreign currency exchange rates and the effectiveness of currency hedging programs; and worldwide demand and product and service pricing for office products and document management solutions. Additional information concerning these risks and uncertainties is contained in this Form 10-Q. Caution should be taken not to place undue reliance on any forward-looking statements, since such statements speak only as of the date of the making of such statements. Lanier disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

RESULTS OF OPERATIONS

         Lanier is reporting lower revenue and earnings for the first quarter of fiscal 2001 versus the comparable period in the prior fiscal year. Management believes the decline was principally attributable to: (i) competitive pricing pressures largely attributable to the industry-wide transition from analog to digital products; (ii) a reduction in service revenue primarily related to a decline in unit population within the core business; and (iii) strengthening of the U.S. dollar against foreign currencies, primarily European, which decreased revenues by $12.4 million in the quarter ended September 29, 2000, calculated on a constant-rate basis.

         Gross margin declined to 34.9% for the first quarter of fiscal 2001 compared to 38.5% for the comparable period in the prior fiscal year. Management believes the decline was principally attributable to competitive pressures which have impacted both product and service margins. Further, management believes margin erosion will likely continue, at least for the duration of the industry transition to digital products, but cannot predict accurately the rate of margin erosion or when, if at all, margins will improve.

REVENUE

         Revenue for the first quarter of fiscal 2001 decreased $29.2 million, or 9.2%, to $288.7 million from $317.9 million for the first quarter of fiscal 2000. During the twelve months ended September 29, 2000, the U.S. dollar strengthened 20.0% against the Euro, decreasing Lanier's reported revenue for the first quarter of fiscal 2001 by $11.7 million. Net of the total currency translation effect of $12.4 million due to the strong U.S. dollar, first quarter revenue decreased $16.8 million or 5.3% from the prior year's quarter. Management believes recurring revenues consisting of service and supplies were adversely impacted by a decline in the unit population within the core business as well as copiers losing page output to printers. Further, sales of Lanier's voice product products and services revenues in the United States were $9.5 million lower for the period compared to the prior year.

         Revenue from Lanier's U.S. Operations for the first quarter of fiscal 2001 decreased $12.4 million, or 6.2%, to $187.1 million from $199.5 million for the first quarter of fiscal 2000.

Management believes this decline was primarily a result of the voice products decline as well as lower service and supply revenue within the core business.

         Revenue from Lanier's International Operations for the first quarter of fiscal 2001 decreased $16.4 million, or 13.9%, to $101.2 million from $117.6 million for the prior year. The decline was primarily due to the translation effect resulting from the strengthening of the U.S. dollar against the Euro, reducing international operations revenue by $11.7 million. Management believes the remainder of the decline was related to competitive pressures within the industry resulting from the transition from analog to digital technology based products.

         Product Sales and Rentals. Product sales and rentals revenue for the first quarter of fiscal 2001 decreased $19.9 million, or 11.8%, to $148.6 million from $168.5 million for the first quarter of fiscal 2000. Calculated on a constant rate basis, the strengthening of the U.S. dollar versus foreign currencies, primarily European, reduced revenue by $7.1 million for the first quarter of fiscal 2001. Net of the currency translation effect, product sales and rentals revenue decreased $12.8 million, or 7.6%, for the first quarter of fiscal 2001 versus the comparable period in the prior year. Management believes increased discounting as competitors attempt to maintain or increase their installed base and a greater market presence from manufacturers are the primary contributors to this decline. In addition, Lanier's voice products revenues declined $7.7 million for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000.

         Service Income. Service income for the first quarter of fiscal 2001 decreased $10.0 million, or 7.2%, to $129.1 million, from $139.1 million for the first quarter of fiscal 2000. Calculated on a constant rate basis, the strengthening of the U.S. dollar against foreign currencies, primarily European, reduced revenue by $5.3 million for the first quarter of fiscal 2001. Net of the currency translation effect, service income decreased $4.7 million, or 3.4%, for the first quarter of fiscal 2001 versus the comparable period in fiscal 2000. Management believes the remainder of the decline was attributable to a combination of copiers losing page output to printers, pricing pressures associated with the industry transition to digital products and a lower machine population.

         Finance Income. For the first quarter of fiscal 2001, finance income increased $0.7 million, or 6.8%, to $11.0 million from $10.3 million for the first quarter of fiscal 2000. Management attributed this year's increase to the company's continued emphasis on capital lease arrangements in place of operating lease programs.

         Gross Margin.  Presented below is detailed information on gross margin:

                                                               First           First            Change
                                                              Quarter         Quarter         (Percentage
                                                               F2001           F2000            Points)
                                                              -------         -------         -----------

Total Gross Margin ...............................             34.9%            38.5%            (3.6)

Product Sales & Rentals Gross
Margin............................................             20.0%            29.6%            (9.6)

Service Gross Margin .............................             46.6%            44.7%             1.9

         Total gross margin for the first quarter of fiscal 2001 decreased by $21.5 million, or 17.6%, to $100.9 million from $122.4 million for the first quarter of fiscal 2000. The currency translation effect from the strengthening of the U.S. dollar relative to foreign currencies was responsible for $4.0 million of this decline. Gross margin from the sale of voice products and related services decreased by $5.8 million for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. Management believes the remaining decrease of $11.7 million was principally attributable to ongoing price competition for unit placements and copiers losing page output to printers resulting in lower after-sale revenue streams of high margin parts and supplies. Management believes the increase in service gross margin percentage is a result of an aggressive cost containment program coupled with the effects of the restructuring program instituted in the fourth quarter of fiscal year 2000.

         Selling and Administrative Expenses. Selling and administrative expenses for the first quarter of fiscal 2001 decreased $18.4 million, or 18.7%, to $80.2 million from $98.6 million for the first quarter of fiscal 2000. The strengthening of the U.S. dollar relative to foreign currencies was responsible for $3.0 million of this decline. Management attributed the remaining reduction to lower payments under incentive compensation plans, the restructuring program instituted in the fourth quarter of fiscal 2000 and the reversal of a $1.8 million accrual previously established for potential liability arising under litigation which was favorably resolved during the quarter.

         Administrative expenses for the first quarter of fiscal 2000 included a management fee allocation from Lanier's former parent company of $1.7 million. This amount was based upon the estimated level of expenses management expected to incur as an independent public company.

         Interest Expense and Other. Interest expense for the first quarter of fiscal 2001 increased $10.0 million to $15.6 million from $5.6 million for the first quarter of fiscal 2000. The increase in interest expense was a result of the higher debt levels incurred to enable the payment of the Spin-off dividend to Harris. Other expense for the first quarter of fiscal 2001 increased by $0.5 million from $2.5 million in fiscal 2000 to $3.0 million in fiscal 2001. Differences were principally attributable to interest income and currency gains on loans to Harris entities in fiscal year 2000 which were forgiven as part of the Spin-off.

         Provision for Income Taxes. Lanier's effective tax rate for the first quarter of fiscal 2001 was 39% versus 38.3% for the comparable period in the prior fiscal year. This year's increase in the effective tax rate was primarily attributable to foreign losses for which Lanier was unable to recognize a tax benefit.

         Net Income. Net income for the first quarter of fiscal 2001 decreased to $1.3 million from $9.7 million for the first quarter of fiscal 2000. The decline was principally attributable to declines in revenue and gross margin, as described above, and the additional interest and other expenses incurred as a result of the Spin-off. Net income was positively impacted by the reversal of the $1.8 million accrual discussed above. Net income for U.S. Operations increased $0.6 million to $5.6 million as compared to $5.0 million from the prior year. The net loss for International Operations increased $1.9 million to $2.6 million from $0.7 million from the first quarter of fiscal 2000.

         Earnings per Share. For the first quarter of fiscal 2001, basic and diluted earnings per share amounted to 2 cents. This amount was calculated based on 84,319,998 shares, the weighted average number of shares outstanding during the quarter. The weighted average number of diluted shares included a dilutive effect of 239,741 shares related to stock option and performance share programs.

LIQUIDITY AND CAPITAL RESOURCES

         Lanier's operations are funded by cash provided from operating activities and by financing provided under its $534.6 million of Syndicated Credit Facilities (collectively, the "Credit Facility"), its $238 million U.S. receivable securitization programs and various other credit facilities. As of September 29, 2000, the Credit Facility, the U.S. securitization programs and various other credit facilities had $410.6 million, $191.5 million and $49.5 million outstanding, respectively. Additionally, Lanier had approximately $45 million of outstanding letters of credit at September 29, 2000.

         At September 29, 2000, Lanier's $534.6 million Credit Facility consisted of three tranches: a $52.6 million 364-day revolving debt facility expiring in August 2001, a $32 million 2-year term loan maturing in October 2001 and a $450 million five-year revolving debt facility expiring in October 2004. Covenants, restrictions and rates are essentially the same for all three tranches of the Credit Facility.

         On August 2, 2000, Lanier amended its Credit Facility agreements and lease securitization facility to modify certain covenants effective as of June 30, 2000. Also on August 2, 2000, the 364-day facility was reduced to $52.6 million and extended to August 2001. Further, the U.S. lease securitization facility was reduced to $190 million. Including these changes, Lanier has borrowing capacity of $534.6 million under its Credit Facility, $48 million under its trade receivable securitization facility, $190 million under its lease securitization facility and approximately $90 million under various other facilities.

ANALYSIS OF CASH FLOWS

         Net cash provided by operating activities for the first quarter of fiscal 2001 increased $3.6 million to $21.1 million from $17.5 million for the first quarter of fiscal 2000.

         For the first quarter of fiscal 2001, the following net changes in assets and liabilities impacted operating cash flow: (i) a decrease in trade and notes receivables of $11.4 million and $11.5 million, respectively, primarily due to lower sales; (ii) a $9.9 million use of cash for severance payments to employees terminated under the restructuring program, as well as lower payments under the company's incentive compensation plans and the resulting reduction of the related accrued liabilities; and (iii) a decrease in unearned service income of $5.8 million resulting from an industry-wide trend toward cost-per-copy billing programs billed in arrears and away from prepaid service agreements.

         Capital expenditures for the first quarter of fiscal 2001 were $5.1 million for property, plant and equipment primarily used in the facilities management business and $14.5 million for rental equipment, compared to $5.6 million and $20.0 million, respectively, for the comparable period in the prior fiscal year.

         Cash provided by financing activities in the first quarter of fiscal 2001 was $8.8 million, compared to $2.3 million for the first quarter of 2000. Proceeds from borrowings for the first quarter of fiscal 2001 totaled $143.5 million. Repayments of borrowings in the first quarter of fiscal 2001 were $136.4 million. Borrowings and repayments were primarily due to refinancing short-term working capital requirements.

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

EURO CONVERSION

         On January 1, 1999, certain member nations of the European Monetary Union or EMU adopted a common currency, the Euro. For a three-year transition period, both the Euro and individual participants' currencies will remain in circulation. After January 1, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro affects many financial systems and business applications as the commerce of these nations will be transacted in both the Euro and the existing national currency. Approximately 18% of Lanier's revenue for the first quarter of fiscal 2001 was derived from EMU countries compared to 19% for the first quarter of 2000.

         Lanier is currently addressing Euro-related issues and its impact on information systems, currency exchange rate risk, taxation, contracts, competition, and pricing. To date, Lanier has not experienced an adverse impact or material expense related to the adoption of the Euro. All costs associated with the adoption of the Euro have been expensed as incurred. Lanier has implemented the Euro-compliant version of the European financial systems; however, a phased approach has been adopted whereby Lanier's EU countries will be converted to Euro as base currency by the fourth quarter of fiscal 2001. Several manual-billing processes will also be automated in the same timeframe.

SEASONALITY

      Lanier's business is somewhat seasonal as a result of its sales incentive programs with the strongest revenue and profit occurring in the second and fourth quarters. The results of operations for any interim quarter are not necessarily indicative of results for a full year.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Impact of Foreign Exchange. Lanier's international sales are generally denominated in the currency of the foreign entities, which exposes it to fluctuations in foreign currency exchange rates and to other material risks associated with international operations. Lanier's primary foreign currency market exposures include the Japanese yen, Euro, and Australian dollar. Historically, earnings have not been adversely impacted by currency fluctuations. Currency risk associated with foreign investments has been mitigated by liabilities denominated in local functional currencies. In addition, Lanier utilizes exchange rate agreements, which provide limited protection against currency exchange risks. Factors that could impact the effectiveness of the hedging program include volatility of currency markets and the cost and availability of hedging instruments. A ten-percent adverse change in currency exchange rates for foreign currency derivatives held at September 29, 2000 would have an impact of approximately $5.0 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of foreign denominated assets, liabilities, and firm commitments.

         Lanier is exposed to currency transaction risk on certain purchases of inventory from foreign suppliers, primarily in Japan. Historically, gains and losses resulting from currency rate fluctuations have not had a material effect on results of operations. However, Lanier's risk exposure may increase as international sales increase in volume and geographic distribution. The impact of translating the assets and liabilities of international operations into U.S. dollars is included as a component of stockholders' equity.

         Interest Rate Risk. Lanier is exposed to changes in interest rates, primarily as a result of short-term and long-term debt with both fixed and floating interest rates. Lanier uses interest rate swap agreements to hedge its exposure to the change in interest rates on floating rate debt. Lanier has used interest rate swap agreements to effectively fix the LIBOR rate on $187 million of variable rate borrowings. If market interest rates had averaged 1.0% more than actual rates in the first quarter of fiscal 2001, Lanier's interest expense, after considering the effects of interest rate swap agreements, would have increased, and income before taxes would have decreased, by approximately $1.2 million. This amount is determined by considering the impact of the hypothetical interest rates on Lanier's borrowing costs and interest rate swap agreements. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment.

         Allscripts Inc. Common Stock and Equity Collars. Lanier received 284,241 shares of common stock of Allscripts, Inc. (MDRX) as partial compensation of its divestment of its equity in MasterChart, Inc. in the fourth quarter of fiscal 2000. Lanier is restricted from selling this stock until the fourth quarter of fiscal 2001. Lanier has entered into equity collars for all shares owned maturing in the fourth quarter of fiscal 2001, which effectively limit the value of Lanier's investment to a range of $27.44 to $34.08 per share. At September 29, 2000, Lanier carried the stock and collars in other assets at fair value of $7.7 million with a deferred loss of $1.3 million, net of tax, in accumulated other comprehensive loss.

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Lanier's Annual Meeting of Stockholders was held on October 26, 2000. The results of voting were as follows:

-        Sidney E. Harris (for: 73,228,903; withheld: 4,919,882) and Amos R.
         McMullian (for: 73,216,282; withheld: 4,932,503) were elected as directors to serve for three-year terms.
- The amended and restated Lanier Worldwide, Inc. Stock Incentive Plan was ratified (for: 65,536,021; against: 11,037,822; abstained:
         3,574,942).
- The amended and restated Lanier Worldwide, Inc. Key Contributor Incentive Plan was ratified (for: 70,232,185; against: 4,330,199; abstained: 3,586,401).
- The amended and restated Lanier Worldwide, Inc. Long-term Incentive Plan for Key Employees was ratified (for: 69,932,865; against:
         4,584,619; abstained: 3,631,301).
- The appointment of Ernst & Young LLP as independent auditors for fiscal year 2001 was ratified (for: 74,324,603; against: 540,132; abstained:
         3,284,050).

ITEM 5.  OTHER INFORMATION.

RISK FACTORS

         Set forth below are certain risks relating to Lanier's business and the industry in which Lanier competes. If any of the following risks actually occurs, Lanier's business, financial condition and results of operations could be materially and adversely affected.

LANIER OPERATES IN HIGHLY COMPETITIVE MARKETS

         Lanier's competitors include the distribution units of large office equipment manufacturers and independent distributors, as well as office superstores and consumer electronics chains. As digital and other new technology develops, Lanier may find itself competing with new distribution channels, including computer distributors and value added resellers, for products containing new technology. While Lanier is a significant distributor in the office products and document management solutions market, certain competitors, principally the distribution units of large office equipment manufacturers, may have greater total financial, purchasing and/or sourcing power than Lanier. Lanier believes that the principal competitive factors in the office products and document management solutions market are price and product capabilities; quality and speed of post-sales service support; availability of equipment, parts and supplies; speed of delivery; financing terms; and availability of financing, leasing or rental programs.

LANIER'S SUCCESS WILL DEPEND ON ITS ABILITY TO RESPOND TO TECHNOLOGICAL DEVELOPMENTS

         The document imaging and management industry is undergoing an evolution in product, moving toward digital technology in a multi-functional office environment. Lanier's success will partly depend on its ability to respond to this rapidly changing environment. There can be no assurance that Lanier will be able to anticipate which products or technologies will gain market acceptance or that, even if Lanier does correctly anticipate market demand, Lanier's suppliers will be willing or able to supply such products to Lanier at competitive prices. Further, there can be no assurance that Lanier will be able to obtain any manufacturer's authorization necessary to market any newly developed equipment. Additionally, new products containing new technology may be sold through other channels of distribution. While it is possible that technological advancements, including the lowered per unit cost that often accompanies technological improvements, may enhance unit sales, this trend may reduce Lanier's sales revenues, and reliability improvements may result in reduced service revenues. There is also no assurance that the on-going demand for office related copy or printed output will increase. Lanier will also incur increased expenses for the training of its sales and service personnel to familiarize them with such new technologies.

LANIER RELIES ON OUTSIDE SUPPLIERS

         Lanier relies on outside suppliers to manufacture the products that it distributes, including Ricoh, Toshiba, Hewlett-Packard, Canon, Sharp and Okidata. Although Lanier has long-term relationships with its suppliers, there can be no assurance that products from Lanier's suppliers will continue to be available in the future. While Lanier is not dependent on any one particular supplier and has no reason to believe that access to current sources of products will become restricted, loss of such access could have a material adverse effect on Lanier's business, financial condition and results of operations.

LANIER IS DEPENDENT ON CERTAIN KEY PERSONNEL

         Lanier's success depends to a significant extent on the continued service of certain key management personnel. The loss or interruption of the services of Lanier's senior management personnel or the inability to attract and retain other qualified management, sales, marketing and technical employees could also have an adverse effect on Lanier. Lanier uses a variety of incentive plans to attract and retain key management personnel, including a stock incentive plan, annual bonus plans, a pension plan and a 401(k) plan.

HISTORICAL FINANCIAL INFORMATION MAY BE OF LIMITED RELEVANCE

         Historical financial information for Lanier presented for periods prior to the completion of the spin-off (the "Spin-off") from Harris Corporation ("Harris") on November 5, 1999 does not reflect the results of operations, financial position and cash flows of Lanier had it operated as a separate stand-alone entity during such periods.

LANIER HAS A LIMITED OPERATING HISTORY AS AN INDEPENDENT PUBLIC COMPANY

         Lanier has been an independent public company since the completion of the Spin-off on November 5, 1999. From 1983 until the Spin-off, Lanier relied on Harris for various financial, administrative and managerial expertise in conducting its operations. Accordingly, Lanier has only a limited operating history with which you can evaluate independently our business and our prospects. There can be no assurance that Lanier will be able to develop and maintain the financial, administrative and managerial structure necessary to operate as an independent public company, or that the development and maintenance of such structure will not require a significant amount of management's time and other resources.

THE POSSIBILITY OF SUBSTANTIAL SALES OF SHARES MAY HAVE AN ADVERSE IMPACT ON THE TRADING PRICE OF THE SHARES

         Based on the number of shares of Harris common stock outstanding on October 15, 1999, Harris distributed to its stockholders a total of approximately 79,150,272 shares of Lanier common stock (the "Shares") on November 5, 1999 (the "Distribution"). Under the United States federal securities laws, almost all of the Shares may be resold immediately in the public market.

         Harris retained approximately 10% of the outstanding Shares and Lanier granted Harris certain rights entitling Harris to cause Lanier to register its Shares under the securities laws. Harris agreed not to sell its Shares for six months following the Distribution, but has stated its intention to sell these shares within two years after the Distribution. If Harris or Lanier stockholders sell large numbers of Shares over a short period of time, or if investors anticipate large sales of Shares over a short period of time, this could adversely affect the trading price of the Shares.

FAILURE OF THE DISTRIBUTION TO QUALIFY AS A TAX-FREE TRANSACTION COULD RESULT IN SUBSTANTIAL LIABILITY

         Harris and Lanier intended for the Distribution generally to be tax-free for federal income tax purposes. In connection with the Distribution, Sullivan & Cromwell, special counsel to Harris, rendered an opinion that the Distribution was tax-free to Harris stockholders for federal income tax purposes except to the extent of any cash received in lieu of fractional Shares. This opinion of counsel is not binding on the Internal Revenue Service and, as a result, we cannot assure you that the Distribution qualifies as a tax-free transaction. Additionally, even though the Distribution is tax-free to Harris stockholders, it is possible that the Distribution could be rendered taxable to Harris as a result of a subsequent acquisition of Harris or Lanier.

         If the Distribution was deemed not to qualify for tax-free treatment, then, in general, a substantial corporate tax would be payable by the consolidated group of which Harris is the common parent based upon the difference, at the time of the Distribution, between (1) the aggregate fair market value of the Shares distributed in the Distribution and (2) Harris' adjusted basis in the Shares. The corporate level tax would be payable by Harris. However, under certain circumstances, Lanier has agreed to indemnify Harris for all or a portion of this tax liability. This indemnification obligation, if triggered, would have a material adverse effect on the results of operations and financial position of Lanier. In addition, under the consolidated return regulations, each member of Harris' consolidated group (including Lanier) is severally liable for such tax liability.

         Furthermore, if the Internal Revenue Service determines that the Distribution does not qualify as tax-free for any reason other than a post-Distribution acquisition of Harris or Lanier, each stockholder who received Shares in the Distribution would generally be taxed as if he or she received a dividend from Harris at the time of the Distribution equal to the fair market value of his or her Shares at the time of the Distribution.

         Harris would also incur a substantial corporate tax liability under
Section 355(e) of the Internal Revenue Code of 1986, as amended (the "Code"), if Harris or Lanier were to be acquired by a third party within two years after the Distribution and Harris fails to prove that the subsequent acquisition of Harris or Lanier and the Distribution were not made pursuant to a plan or a series of related transactions. Lanier would be obligated to indemnify Harris for all or a portion of this substantial corporate tax liability under the Tax Disaffiliation Agreement under certain circumstances. This indemnification obligation would have a material adverse effect on the results of operations and financial position of Lanier. Stockholders who received Shares in the Distribution would not recognize a gain or loss under Section 355(e) of the Code solely because either Harris or Lanier is acquired by a third party after the Distribution.

LANIER'S CREDIT FACILITY AND OTHER INDEBTEDNESS MAY RESTRICT CERTAIN ACTIVITIES

         Lanier entered into a credit facility with a syndicate of lending institutions (the "Credit Facility") and incurred debt under the Credit Facility to enable payment of a dividend to Harris in conjunction with the Spin-off and for general working capital purposes. The Credit Facility agreements contain:
(i) a covenant regarding maintenance of a leverage ratio, which is defined as total debt divided by earnings before interest, taxes, depreciation and amortization (EBITDA); (ii) an interest coverage covenant, which is defined as earnings before interest, taxes, depreciation, amortization and rental expense (EBITDAR) divided by interest and rental expenses; and (iii) a minimum net worth covenant. The Credit Facility agreements do not allow Lanier to pay cash dividends or make other distributions, or to redeem, purchase or otherwise acquire shares of its capital stock. The Credit Facility agreements contain covenants limiting total acquisitions in any fiscal year to $10 million. This limit increases to $50 million as Lanier lowers its leverage ratio.

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

         Indebtedness under the Credit Facility is guaranteed by Lanier's domestic subsidiaries, and by a pledge of the capital stock of its domestic subsidiaries and certain foreign subsidiaries and by a security interest in substantially all of its personal property in the United States. Lanier may also incur additional indebtedness under the Credit Facility from time to time for general corporate purposes, including working capital, capital expenditures and future acquisitions.

ADVERSE ECONOMIC CONDITIONS COULD AFFECT LANIER'S ABILITY TO SERVICE DEBT

         Lanier's ability to service its indebtedness will depend on its future operating performance, which will be affected by prevailing economic conditions and financial and other factors, certain aspects of which Lanier cannot control. While Lanier believes that future operating cash flow, together with financing arrangements, will be sufficient to finance current operating requirements, Lanier's leverage and debt service requirements may make Lanier more vulnerable to economic downturns. If Lanier could not service its indebtedness, it would be forced to pursue one or more alternative strategies such as reducing its capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital (which may substantially dilute the ownership interest of holders of Shares). There can be no assurance that Lanier can affect any of these strategies on satisfactory terms, if at all.

CHANGES IN LANIER'S CREDIT STANDING COULD REDUCE LANIER'S ABILITY TO FINANCE CUSTOMER PURCHASES

         A portion of Lanier's operating income arises from the financing of its customers' purchases of Lanier products. On average, 46% of Lanier's aggregate sales in the United States, Puerto Rico, Canada and Australia are financed through leases that typically have a term of 3 to 5 years. In Europe, 16% of Lanier's revenue is derived from rental arrangements that differ from leases primarily because customers may terminate the rental agreement more quickly and easily. Lanier's ability to provide financing at competitive rates and realize operating income is highly dependent upon its own costs of borrowing, which in turn depends upon Lanier's credit standing. Significant changes in such standing could reduce the profitability of Lanier's financing business and/or make Lanier's financing less attractive to customers. Lanier cannot be certain that it can maintain credit standing sufficient to realize profits on the portion of revenues derived from financing arrangements.

LANIER IS SUBJECT TO RISKS RELATED TO INTERNATIONAL OPERATIONS

         Lanier operates a multinational business and, accordingly, is subject to risks inherent in international operations. Non-U.S. operations generated approximately 35% of Lanier's first quarter fiscal 2001 revenues compared to 38% for the full year of fiscal 2000. Due to the significant amount of non-U.S. revenues, fluctuations in the value of foreign currencies relative to the U.S. dollar could increase the volatility of Lanier's U.S. dollar-denominated operating results. Lanier's non-U.S. operations are also subject to political, economic and other risks inherent in operating in countries outside the United States, including possible adverse government regulation, imposition of import and export duties and quotas, currency restrictions, price controls, potentially burdensome taxation and/or other restrictive government actions.

LANIER IS SUBJECT TO RISKS RELATED TO FOREIGN CURRENCIES

         Lanier purchases and sells a significant portion of its products using currencies other than U.S. dollars. Approximately 38% of Lanier's fiscal 2000 cost of goods sold and 34% of Lanier's first quarter fiscal 2001 cost of goods sold were denominated in foreign currencies. Approximately 35% of Lanier's fiscal 2000 revenues and 32% of Lanier's first quarter fiscal 2001 revenues were denominated in foreign currencies. Due to the significant portion of products purchased and sold by Lanier in foreign currencies, fluctuations in the value of foreign currencies relative to the U.S. dollar could have a material adverse effect on Lanier's U.S. dollar-denominated operating results.

EURO CONVERSION COULD ADVERSELY IMPACT LANIER'S SYSTEMS

         On January 1, 1999, certain member nations of the European Economic and Monetary Union ("EMU") adopted a common currency, the Euro. For a three-year transition period, both the Euro and the individual countries' currencies will remain in circulation. After January 1, 2002, the Euro will represent the sole legal tender for EMU countries. The adoption of the Euro affects a multitude of financial systems and business applications, as EMU countries begin to conduct commerce in the Euro and in their existing national currencies.

         For the first quarter of fiscal 2001, Lanier derived 18% of its revenues from EMU countries. Lanier is currently addressing Euro-related issues and their impact on Lanier's information systems, currency exchange rate risk, taxation, contracts, competition and pricing. Action plans being implemented are expected to result in compliance with all applicable laws and regulations. However, there can be no certainty that Lanier's plans to address Euro-related issues are adequate or that they will be successfully implemented or that external factors will not have a material adverse effect upon Lanier's operations or business in the EMU or elsewhere.

LANIER IS SUBJECT TO FOREIGN TAXATION AND ITS BLENDED TAX RATE IS SUBJECT TO CHANGE

         Lanier's effective tax rate is a blend of rates based upon a mix of tax rates in a variety of domestic and international tax jurisdictions. Changes in future profitability in these jurisdictions could influence the future blended tax rate.

CERTAIN PROVISIONS OF LANIER'S RESTATED CERTIFICATE OF INCORPORATION, BYLAWS AND RIGHTS PLAN AND THE TAX DISAFFILIATION AGREEMENT MAY DISCOURAGE TAKEOVERS

         Lanier's restated certificate of incorporation and bylaws contain provisions that may make more difficult or expensive or that may discourage a tender offer, change in control or takeover attempt that is opposed by Lanier's board of directors. In particular, Lanier's restated certificate of incorporation and bylaws:

         - classify Lanier's board of directors into three groups, so that stockholders elect only one-third of the board each year;

         - permit stockholders to remove directors only for cause and only by the affirmative vote of at least 80% of Lanier's voting shares;

         - permit a special stockholders' meeting to be called only by a majority of the board of directors;

         - do not permit stockholders to take action except at an annual or special meeting of stockholders;

         - require stockholders to give Lanier advance notice to nominate candidates for election to Lanier's board of directors or to make stockholder proposals at a stockholders' meeting;

         - permit Lanier's board of directors to issue, without stockholder approval, preferred stock with such terms as the board may determine; and

         - require the vote of the holders of at least 80% of Lanier's voting shares for stockholder amendments to Lanier's bylaws.

         The preferred stock purchase rights attached to the Shares would, in effect, prevent a person or group from acquiring more than 15% of the total number of Shares outstanding at anytime after the Distribution without approval from Lanier's board of directors. In addition, Delaware law generally restricts mergers and other business combinations between Lanier and any holder of 15% or more of the Shares, unless the transaction or the 15% acquisition is approved in advance by Lanier's board of directors.

         These provisions of Lanier's restated certificate of incorporation and bylaws, Delaware law and the preferred stock purchase rights could discourage potential acquisition proposals and could delay or prevent a change in control of Lanier, even though a majority of Lanier's stockholders may consider such proposals, if effected, desirable. Such provisions could also make it more difficult for third parties to remove and replace the members of Lanier's board of directors. Moreover, these provisions could diminish the opportunities for stockholders to participate in certain tender offers, including tender offers at prices above the then-current market value of the Shares, and may also inhibit increases in the trading price of the Shares that could result from takeover attempts or speculation.

         In connection with the Distribution, Lanier has agreed to indemnify Harris for all taxes and liabilities incurred solely because: (i) Lanier breaches a representation or covenant given to Sullivan & Cromwell in connection with rendering its tax opinion, which contributes to an Internal Revenue Service determination that the Distribution was not tax-free; or (ii) Lanier or an affiliate's post-Distribution action or omission contributes to an Internal Revenue Service determination that the Distribution was not tax-free. Unless Harris effectively rebuts the presumption that a change in control transaction involving Lanier or disposition of Lanier occurring prior to the second anniversary of the Distribution Date is pursuant to the same plan or series of related transactions as the Distribution, the Internal Revenue Service might determine that the Distribution was not tax-free, giving rise to Lanier's indemnification obligation. These provisions of the Tax Disaffiliation Agreement may have the effect of discouraging or preventing an acquisition of Lanier or a disposition of Lanier's businesses, which may in turn depress the market price for the Shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                 EXHIBIT NUMBER     DESCRIPTION OF EXHIBITS
                 --------------     -----------------------

                 3.1                Amended and Restated Certificate of
                                    Incorporation of the Registrant
                                    (incorporated herein by reference to Exhibit
                                    3.1 to the Form 8-K filed by the Registrant on November 12, 1999).

                 3.2                Amended and Restated By-Laws of the
                                    Registrant (incorporated herein by reference to Exhibit 3.2 to the Form 8-K filed by the Registrant on November 12, 1999).

                 4.1 Stockholder Protection Rights Agreement, dated November 5, 1999, between the Registrant and ChaseMellon Shareholder
                                    Services, LLC (incorporated herein by
                                    reference to Exhibit 4.1 to the Form 8-K filed by the Registrant on November 12,
                                    1999).

                 10.1 Credit and Security Agreement, dated as of June 7, 2000, among Lanier Lease Funding
                                    LLC, the Registrant, Lanier Lease
                                    Receivables LLC, Lanier Collections Limited
                                    Partnership, Blue Ridge Asset Funding
                                    Corporation, Falcon Asset Securitization
                                    Corporation, Wachovia Bank, N.A. and Bank
                                    One, N.A.

                 10.2               Performance Guaranty, dated as of June 7,
                                    2000, by Registrant.

                 10.3               Amendment No. 1 to Credit and Security
                                    Agreement, dated as of July 31, 2000, to that certain Credit and Security Agreement, dated as of March 31, 2000, among Lanier
                                    Trade Funding LLC, the Registrant, Lanier
                                    Collections Limited Partnership, Blue Ridge
                                    Asset Funding Corporation and Wachovia Bank,
                                    N.A.

                 10.4               Consent and Amendment No. 1, dated as of
                                    August 2, 2000, to that certain Credit and Security Agreement, dated as of June 7,
                                    2000, among Lanier Lease Funding LLC, the
                                    Registrant, Lanier Lease Receivables LLC,
                                    Lanier Collections Limited Partnership, Blue
                                    Ridge Asset Funding Corporation, Falcon
                                    Asset Securitization Corporation, Wachovia
                                    Bank, N.A. and Bank One, N.A.

                 27.1               Financial Data Schedules (For SEC use only).

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed in the first quarter of fiscal 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          LANIER WORLDWIDE, INC.


Dated: November 10, 2000  By:      /s/ James A. MacLennan
                            ----------------------------------------------------
                            James A. MacLennan
                            Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer
                                             of the Registrant)